Form 10-Q
period 2001-03-31
AT&T CANADA INC
filed 2001-05-15
CIK 1045359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                              or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from..................to.................

                       Commission file number 0-29536
                                              --------

                                AT&T CANADA INC.

             (exact name of registrant as specified in its charter)

              Canada                                    43-1656187
              ------                                    ----------
          (State or other jurisdiction of       (Employer identification No.)
           incorporation or organization)

                           200 Wellington Street West
                            Toronto, Ontario, Canada
                                     M5V 3G2
                    (Address of principal executive offices)
                                   (Zip code)

                                 (416) 345-2000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ..X.. No............

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                    Outstanding at April 17, 2001
                ----------------------          -----------------------------
                Class A Voting Shares                   309,064
                Class A Deposit Receipts (1)            236,924
                Class B Non-Voting Shares               97,765,207
                Class B Deposit Receipts (2)            97,765,207

         (Former Name, former address and former fiscal year if changed since last report)
         --------------------------------------------------------------

--------

(1) The Class A Deposit Receipts represent a beneficial interest in 236,924 of the 309,064 Class A Voting Shares referred to above.

(2) The Class B Deposit Receipts represent a beneficial interest in the 97,765,207 Class B Non-Voting Shares referred to above.

INDEX

PART I.    FINANCIAL INFORMATION                                        Page
                                                                       Number

Item 1.     Financial Statements                                         3

            Consolidated Balance Sheets                                  3

            Consolidated Statements of Operations and Deficit            4

            Consolidated Statement of Cash Flows                         5

            Notes to Consolidated Financial Statements                   6-13

Item 2.     Management's Discussion and Analysis of Financial            14-18
            Condition and Results of Operations



PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings                                            19

Item 2.     Changes in Securities and Use of Proceeds                    19

Item 3.     Defaults Upon Senior Securities                              19

Item 4.     Submission of Matters to a Vote of Security Holders          19

Item 5.     Other Information                                            19

Item 6.     Exhibits and Reports on Form 6-K                             19

SIGNATURES                                                               20

PART I.  Financial Information

         Item 1.  Financial Statements

                                AT&T Canada Inc.
                      Interim Consolidated Balance Sheets
                       (in thousands of Canadian dollars)
                                  (Unaudited)


                                          March 31,           December 31,
                                            2001                2000
                                         -----------         ------------
                                         (unaudited)         (audited)


Assets

Current assets:
      Cash and short term deposits       $  793,028           $   68,587
      Accounts receivable                   210,953              242,161
      Other current assets                   20,494               12,922
                                         ----------           ----------
                                          1,024,475              323,670

Property, plant and equipment             2,169,887            2,120,659
Goodwill                                  1,678,996            1,705,155
Deferred pension asset                       10,774               10,626
Deferred foreign exchange                   204,468               40,853
Other assets, net                           116,941              112,691
                                         ----------           ----------
                                         $5,205,541           $4,313,654


Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                   $   55,251           $   78,961
      Accrued liabilities                   267,322              270,640
      Accrued interest payable               25,829               43,589
      Income taxes payable                    3,614                3,655
      Current portion of long term debt
        (note 3)                              2,096                2,210
                                         ----------           ----------
                                            354,112              399,055


Long term debt (note 3)                   4,716,937            3,628,465
Other long term liabilities                  27,174               26,581


Shareholders' equity
      Common shares                       1,054,509            1,039,065
      Warrants                                  988                1,192
      Deficit                              (948,179)            (780,704)
                                         ----------           ----------
                                            107,318              259,553
                                         ----------           ----------
                                         $5,205,541           $4,313,654
                                         ==========           ==========

 See accompanying condensed Notes to Interim Consolidated Financial Statements

                                AT&T Canada Inc.
           Interim Consolidated Statements of Operations and Deficit
                       (in thousands of Canadian dollars)
                                  (unaudited)


                                                                  Three months ended
                                                                       March 31
                                                                  2001            2000
                                                                  ----            ----

Revenue                                                        $  387,864       $ 364,029

Expenses
   Service costs                                                  247,191         249,463
   Selling, general and administrative                            109,114          92,464
                                                               ----------       ---------
                                                                  356,305         341,927

Earnings before interest, taxes,
  depreciation, amortization and integration costs                 31,559          22,102

Depreciation and amortization                                     108,348          86,944
                                                               ----------       ---------

Loss from operations                                              (76,789)        (64,842)

Other income (expense):
   Other income                                                    (2,069)             --
   Interest income                                                  1,509           5,666
   Interest expense                                               (88,296)        (72,640)
                                                               ----------       ---------

Loss before minority interest and income taxes                    (165,645)       (131,816)

   Minority interest                                                   --          30,601
   Provision for income taxes                                      (1,830)         (1,593)
                                                               ----------       ---------

Loss for the period                                              (167,475)       (102,808)

Deficit, beginning of period                                     (780,704)       (257,497)
                                                               ----------       ---------
Deficit, end of period                                         $ (948,179)      $(360,305)
                                                               ==========       ==========
Basic and diluted loss per common share                        $    (1.73)      $   (1.09)
                                                               ----------       ----------

Weighted average number of
common shares outstanding (in thousands)                           96,777           94,580
                                                               ----------       ----------

Fully diluted weighted average shares outstanding
(in thousands)                                                    143,199          144,733
                                                               ==========       ==========


             See accompanying condensed Notes to Interim Consolidated Financial Statements


                                AT&T Canada Inc.
                  Interim Consolidated Statement of Cash Flows
                       (in thousands of Canadian dollars)
                                  (unaudited)

                                                                      Three months ended
                                                                            March 31
                                                                      2001           2000
                                                                  ------------  ------------
Cash provided by (used in):
Operating activities:
    Loss for the period                                         $   (167,475)   $   (102,808)
    Adjustments required to reconcile loss to
    cash flows from operating activities:
        Depreciation and amortization                                108,348          86,944
        Accretion of senior discount note interest                    34,586          29,912
        Amortization of deferred foreign exchange & debt
        issue costs                                                   10,537               -
        Minority Interest                                                  -         (30,601)
        Other                                                           (148)            315
                                                                  ------------  -------------
                                                                     (14,152)        (16,238)

        Change in non-cash working capital                           (23,333)        (63,385)
                                                                  ------------  -------------

    Net cash used in operating activities                            (37,485)        (79,623)


Investing activities:
    Acquisitions, net of cash acquired                                     -        (103,403)
    Additions to property, plant and equipment                      (124,396)       (115,962)
    Decreases in other assets                                         (4,748)         (3,681)
    Additions to restricted investments                                    -          21,064
                                                                  ------------  -------------
    Net cash used in investing activities                           (129,144)       (201,982)

Financing activities:
    Issue of share capital, net of issue costs                        15,240          14,157
    Issues of long term debt, net of issue costs                     877,230         396,165
    Other                                                                320             663
                                                                  -----------   -------------
    Net cash provided by financing activities                        892,790         410,985

Effect of exchange rate changes on cash                              (1,720)               -
                                                                  -----------   -------------
Increase in cash and short-term deposits                            724,441          129,380
Cash and short-term deposits, beginning of period                    68,587          289,331
                                                                  -----------   -------------
Cash and short-term deposits, end of period                     $   793,028     $    418,711
                                                                =============   =============
Supplemental Information:

Income taxes paid                                               $     1,745     $      3,995
Interest paid                                                        72,969           54,005



         See accompanying condensed Notes to Interim Consolidated Financial Statements

               Notes to Interim Consolidated Financial Statements
                                   (Unaudited)


AT&T Canada Inc. (the "Company") was incorporated as MetroNet Communications Corp. ("MetroNet") under the laws of the Province of Alberta and was subsequently continued under the Canada Business Corporations Act. The Company changed its name to AT&T Canada Inc. coincident with the consummation of the combination of MetroNet and AT&T Canada Corp. (formerly AT&T Canada Long Distance Services Company) ("AT&T LDS") and ACC TelEnterprises Ltd. ("ACC") effective June 1, 1999.


The Company is a holding company, which engages in the telecommunications business in Canada through its subsidiaries, the most significant of which is its 69% owned operating subsidiary, AT&T Canada Corp. The Company's activities in the telecommunications business consist primarily of the development and construction of telecommunications networks for the provision of local, long distance, data and Internet and E-Business solutions to businesses in Canada.


1.     Basis of presentation:


       The accompanying interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined in note 9.



       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed to include the notes related to elements which have significantly changed in the period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.



       The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.     Significant accounting policies:


       These interim consolidated financial statements are prepared following accounting policies consistent with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, except that effective January 1, 2001, the Company adopted the "Earnings per Share" standards issued by the Canadian Institute of Chartered Accountants. The standard requires the use of the treasury stock method for calculating fully diluted earnings per share consistent with United States Generally Accepted Accounting Principles. For the periods presented, all stock options and warrants outstanding are anti-dilutive, and therefore, the diluted loss per share is the basic loss per share.



3.     Long-term debt:

-------------------------------------------------------------------------------------------------------------------------------
                                                                         March 31,         December 31,
                                                                           2001               2000
------------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)           (Audited)
  12.0% Senior Notes (2001 - U.S. $248.4 million;
    December 31, 2000 - U.S. $248.4 million)                       $     391,591       $      372,419
  10.75% Senior Discount Notes (2001 - U.S. $144.1 million;
    December 31, 2000 - U.S. $140.4 million)                             227,075              210,455
  9.95% Senior Discount Notes (2001 - U.S. $783.2 million;
    December 31, 2000 - U.S. $764.3 million)                           1,234,568            1,146,036
  10.625% Senior Notes (2001 - U.S. $225.0 million;
    December 31, 2000 - U.S. $225.0 million)                             354,668              337,388
  7.65% Senior Notes (2001 - U.S. $1.0 billion;
    December 31, 2000 - U.S. $500.0 million) (a)                       1,576,300              749,750
  7.15% Senior Notes                                                     150,000              150,000
  7.625% Senior Notes (U.S. $250.0 million)                              394,075              374,875
  Senior Credit Facilities (b)                                           370,000              270,000
  Capital lease obligations                                               20,756               19,752
------------------------------------------------------------------------------------------------------------------------
                                                                       4,719,033            3,630,675

       Less current portion of capital lease obligations                   2,096                2,210

------------------------------------------------------------------------------------------------------------------------
                                                                  $    4,716,937       $    3,628,465
------------------------------------------------------------------------------------------------------------------------


       At March 31, 2001, principal repayments on long-term debt required within five years consist of $150 million for the 7.15% Senior Notes due in 2004, U.S. $250 million for the 7.625% Senior Notes due 2005 and $370 million of the Credit Facility due 2003 through to 2004.


(a)      7.65% Senior Notes:


           On March 30, 2001, the Company issued and sold U.S. $500 million of 7.65% Senior Notes due 2006, which constituted an additional issuance to the 7.65% Senior Notes issued September 22, 1999 (the combined issuance are defined as the "7.65% Notes"). The 7.65% Notes are due on September 15, 2006 and are repayable in the amount of U.S. $1.0 billion. The 7.65% Notes are redeemable, in whole or in part, at the option of the Company at a redemption price equal to the greater of
           (i) 100% of the principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted at a prescribed interest rate to the redemption date on a semi-annual basis plus accrued and unpaid interest, if any, to the date of redemption. Each holder of the 7.65% Notes has the right to require the Company to repurchase all or any part of such holder's 7.65% Notes in the event of a change in control of the Company, as defined in the Indenture governing the 7.65% Notes, at a repurchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The 7.65%, Notes are unsecured, subordinated to all existing and future secured indebtedness of the Company and rank pari passu to existing unsecured indebtedness. The Indenture covering the 7.65% Notes contains certain covenants including limits on sale/leaseback transactions or liens, the ability to subordinate certain intercompany debt and the ability of the Company to consolidate or merge with or into or transfer all or substantially all of its assets to another entity.

(b) Senior Credit Facilities:


           The Company has a credit agreement with a syndicate of various financial institutions to provide the Company with the following:



           (i) A revolving term facility to a maximum of $525 million (or the equivalent U.S. dollar amount thereof) to be used to refinance vendor financing indebtedness of up to 90% of the cost of telecommunication assets, as defined, acquired by the Company; and


           (ii) An operating facility to a maximum of $75 million (or the equivalent U.S. dollar amount thereof) to be used for working capital and general corporate purposes of which $25 million is available for letters of credit and $10 million is available for a swingline credit line.


           The Company is in compliance with all of its debt covenants including the completion of its requirement to raise additional financing prior to June 30, 2001.


4.  Financial instruments

    (a) Fair values of financial assets and liabilities:

          The fair values of cash and short-term deposits, restricted investments, accounts receivable, accounts payable, accrued liabilities and accrued interest payable approximate their carrying values due to the short-term nature of these instruments.

          The fair value of long-term debt, including the attached warrants, at March 31, 2001 was approximately $4,857.1 million (December 31, 2000 - $3,710.9 million), based on current trading values.


          The fair value of foreign currency options, cross currency swaps and forward contracts at March 31, 2001 was approximately $289.4 million (December 31, 2000 - $84.5 million), based on current trading values.

    (b) Foreign currency risk:

          The Company is exposed to foreign currency fluctuations on its U.S. dollar denominated debt, its U.S. dollar cash and short term investments as well as the restricted investments that are also denominated in U.S. dollars. Foreign currency risks are managed by the Company whenever possible, by matching U.S. dollar denominated assets with related liabilities through the use of financial instruments, including from time to time, purchasing foreign currency options, cross currency swaps and forward exchange contracts. As at March 31, 2001, the Company had purchased the following financial instruments to hedge the exposure on the U.S. dollar denominated financings:

          i.   Two foreign  currency  options that give the Company the right to
               i) acquire U.S. dollars at the current exchange rate at a specified date in the future, ii) acquire U.S. dollars at an already determined exchange rate, or iii) to enter into a cross currency interest exchange agreement to convert U.S. dollar interest payments at a specified rate on a notional Canadian dollar principal amount. The fair value of these two options at March 31, 2001 was U.S.$54.7 million.

          ii. Nineteen cross currency swaps under which the Company sold U.S.$1,196.1 million at rates ranging from Cdn. $1.4575 to $1.55 per U.S. $1.00. The Company is obligated to purchase U.S. $1,475.9 million between September 2003 and September 2006 at rates that range from Cdn. $1.4575 to $1.55 per U.S. $1.00. The fair value of these swaps at March 31, 2001 was U.S. $179.7 million.

          iii. One forward exchange contract under which the Company sold $470 million U.S. dollars on March 31, 2001 at a rate of Cdn. $1.4597 to U.S. $1.00. The Company was obligated to buy U.S. $470 million on April 30, 2001 at the rate of Cdn. $1.4593 to U.S. $1.00. The fair value of this forward exchange contract as at March 31, 2001 was U.S. $55.0 million.

     The above noted financial instruments, the U.S. cash held and short term investments hedge the fixed rate U.S. dollar denominated debt.

       (c) Interest rate risk:


  The following table summarizes the Company's exposure to interest rate risk.

-------------------------------------------------------------------------------------------------------------------------------
                                                            Fixed interest rate maturing within
-------------------------------------------------------------------------------------------------------------------------------
                                               Floating                                   After     Non-interest
           March 31, 2001 (Unaudited)           rate         1 year       1 - 5 years    5 years       bearing
-------------------------------------------------------------------------------------------------------------------------------

           Financial assets:

           Cash and short-term deposits     $   793,028    $       -     $      -    $       -     $       -
           Accounts receivable                      -              -            -            -         210,953

           Financial liabilities:

           Current liabilities                      -            2,096          -            -         352,015
           Long-term debt                       370,000            -        562,735    3,784,202           -

-------------------------------------------------------------------------------------------------------------------------------

       (d) Credit risk:

           The Company's financial instruments that are exposed to credit risk are cash and short-term deposits, accounts receivable and financial instruments used for hedging purposes. Cash and short-term deposits are on deposit at major financial institutions. Credit risk with respect to accounts receivable is limited due to the large number of customers to which the Company provides services. Credit risk on hedging instruments is limited as these transactions are only entered into with highly rated bank counter-parties.


5.   Fully diluted weighted average shares outstanding:

     Effective January 1, 2001, the Company adopted the treasury stock method of calculating fully diluted shares in accordance with new CICA requirements. The treasury stock method includes only those unexercised options and warrants where the average market price of the common shares during the period exceeds the exercise price of the options and warrants. In addition, this method assumes that the proceeds would be used to purchase common shares at the average market price during the period.

     The fully diluted shares include the ownership by AT&T Corp. and British Telecom in AT&T Canada Corp., the Company's principal operating subsidiary, equivalent to approximately 43.7 million shares.

     The exercise of options and warrants outstanding at March 31, 2001 would have an anti-dilutive effect on the earnings per share and is therefore excluded from the calculation.

6.     Segmented information:

       The Company currently operates in one operating segment, the telecommunications industry in Canada. The Company offers a number of products, delivered through its integrated fibre optics networks, sold by a national sales force and provisioned by one operations group. The Company makes decisions and evaluates financial performance primarily based on its products. This view may change in the future as the business evolves.

       Revenue by product is as follows:


--------------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
                                                   2001                 2000
--------------------------------------------------------------------------------
                                             (Unaudited)         (Unaudited)

       Long distance                            175,480              179,905
       Data                               $     122,714        $     111,567
       Local                                     46,266               40,143
       Internet and E-Business solutions         37,646               22,588
       Other                                      5,758                9,826

--------------------------------------------------------------------------------
                                          $     387,864        $     364,029
--------------------------------------------------------------------------------


       During the period ended March 31, 2001, no customers of the Company individually represented more than 10% of the Company's revenues.


7.     Related party transactions:

       Services are exchanged between the Company and its shareholders and certain of their subsidiaries. These transactions are in the normal course of operations and are measured at the exchange amounts being the amounts agreed to by the parties.


       Transactions with related parties were as follows:

--------------------------------------------------------------------------------
                                                      Three months ended
                                                           March 31,
                                                   2001                 2000
--------------------------------------------------------------------------------
                                                 (Unaudited)         (Unaudited)

Revenue                                             $34,674              $24,511
Expenses                                            $30,644              $21,334

--------------------------------------------------------------------------------

 Amounts due from and to the related parties are as follows:

--------------------------------------------------------------------------------
                                                   March 31,        December 31,
                                                    2001               2000
--------------------------------------------------------------------------------
                                                 (Unaudited)         (Audited)

Accounts receivable                                    $ 6,372         $14,265
Accounts payable                                       $11,458         $12,181
================================================================================

8.   Reclassification of prior period amounts

     Certain amounts presented in the prior periods have been reclassified to conform with the presentation adopted in the current year.

9.   Reconciliation to accounting  principles  generally  accepted in the United
     States:


     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined below:


     (a)  Statements of operations:


          The application of U.S. GAAP would have the following effect on loss for the year, deficit and basic loss per common share as reported:

                                                       Three months ended
                                                            March 31,
 (in thousands of dollars), unaudited                 2001              2000
                                                    --------          --------

Loss for the period, Canadian GAAP                $ (167,475)        $ (102,808)
Stock-based compensation expense (a)(i)                 (231)              (150)
Unrealized gain on derivative instruments (a)(ii)      9,411                 -
                                                  ----------         -----------
Loss for the period, US GAAP                        (158,295)          (102,958)

Opening deficit, US GAAP                            (794,180)          (253,755)
                                                  ----------         ----------
Ending deficit, US GAAP                           $ (952,475)        $ (356,713)
                                                  ==========         ==========

Basic loss per common share under US GAAP         $    (1.64)        $    (1.09)
                                                  ==========         ==========

Weighted average number of common shares
  outstanding                                         96,777              94,580

(i)  Stock-based compensation expense:

     For U.S. GAAP purposes, the Company has chosen to account for stock-based compensations using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for U.S. GAAP purposes has been recognized at the date of share purchases or option grants at the amount by which the quoted market price of the stock exceeds the amount an employee must pay to acquire the stock.

     In March 2000, FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN 44 clarifies the following: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 covers specific events that occurred after either December 15, 1998 or January 12, 2000. The Company accounted for FIN 44 in the current year as part of the reconciliation to accounting principles generally accepted in the United States.


(ii) Unrealized gain on derivative instruments:

     In June 1998, with subsequent amendments and interpretations in 1999 and 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is required and has implemented SFAS No.

     133, as amended by SFAS No. 137 ("SFAS 133") for the current fiscal year ending December 31, 2001. On January 1, 2001, the Company recognized a one-time transition gain of $26.0 million which represents the net effect of recognizing the market value of the Company's derivative portfolio of $84.5 million, the derecognition of the unamortized balance of the swaption premiums of $17.6 million and the derecognition of the deferred foreign exchange losses of $40.9 million as at December 31, 2000. $22 million of this one time transition gain was recognized through the Accumulated Other Comprehensive Income ("AOCI") account and $4 million was recognized through earnings. The Company has designated derivatives with a notional value of U.S. $1,890 million as Cash Flow Hedges which hedge the foreign currency rate risk of cash flows relating to its U.S. dollar-denominated debt with a face value of U.S. $1,890 million. These Cash Flow Hedges were and are expected to continue to be highly effective in hedging the foreign currency rate risk. The changes in market value of the effective portion of the derivatives designated as Cash Flow Hedges flow through the AOCI account each month. The AOCI account forms a component of shareholder's equity. However, included in the Cash Flow Hedges are two swaptions that contain both intrinsic value and time value components. The changes in market value of the intrinsic value component flow through the AOCI account while the change in market value of the time value component is recognized in earnings on a monthly basis. The market value of the Cash Flow Hedges as at March 31, 2001 was $234.4 million. In addition, the Company holds a foreign exchange forward contract with a notional value of U.S. $470 million that has not been designated as a hedging instrument and therefore the changes in its market value are marked through earnings each month. The market value of this contract as at March 31, 2001 was $55.0 million.



     As a result of SFAS 133, the Company recognized a net gain of $9.4 million to earnings due to the $4.0 million one time transition gain and the increase in fair market value of the foreign exchange forward contract not designated as a hedging instrument, partially offset by the change in market value of unhedged U.S. dollar denominated debt.



(b)  Other disclosures:

     (i)  Stock-based compensation expense disclosure:

          Had the Company determined compensation expense costs based on the fair value at the date of grant for stock options under SFAS No. 123, loss attributable to common shareholders and basic loss per share would have increased as indicated below.


          The Company utilized the Black-Scholes option pricing model to estimate the fair value at the date of grant for options granted subsequent to the Company's initial Public Offering. In first quarter of 2001, under the Black-Scholes model, 687,839 options with a weighted average fair value of $10.24 per share were granted using the following assumptions: risk free rate of return ranging from 4.93% to 5.29%, estimated volatility factor ranging from 0.162 to 0.387, estimated option life of five years and no dividend payments.


          In 2000, under the Black-Scholes model, 3,760,500 options with a weighted average fair value of $15.16 per share were granted using the following assumptions: risk free rate of return ranging from 5.32% to 6.55%, estimated volatility factor ranging from 0.09 to 12.72, estimated option life of five years and no dividend payments.


-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three months ended
                                                                                         March 31,
                                                                                  2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)          (Unaudited)

          Loss attributable to common shareholders,

            U.S. GAAP - as reported                                         $   (158,295)        $  (102,958)
          Loss attributable to common shareholders,
            U.S. GAAP - pro forma                                               (171,664)           (116,705)
          Loss per share - as reported                                             (1.64)               (1.09)
          Loss per share - pro forma                                               (1.77)               (1.23)
          Weighted average number of shares outstanding (in thousands)            96,777               94,580

-------------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



The following discussion and analysis should be read in conjunction with AT&T Canada Inc.'s Interim Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AT&T Canada's Inc.'s 2000 Annual Report.


Forward-Looking Statements

This discussion and analysis explains AT&T Canada Inc.'s (the "Company" or "AT&T Canada") financial condition and results of operations for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. Certain statements in this Management's Discussion and Analysis ("MD&A") and Consolidated Financial Statements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition, technological changes and changes to the regulatory environment.

Overview


In the first quarter of 2001, the Company's revenue grew by 6.6% to $387,864 over the first quarter of 2000 as a result of increases in data, local and Internet and E-Business solutions, partially offset by a decline in long distance revenue. The Company's EBITDA increased to $31,559 mainly due to a change in the Canadian regulatory environment whereby the Company's contribution costs have been reduced effective January 1, 2001.

The Company's presence in the business long distance, local, data and Internet and E-Business solutions markets allows it to bundle a full spectrum of products. With its extensive local and long distance facilities and interconnection arrangements, the Company is capable of serving approximately 85% of the Canadian business telecommunications market. It has the greatest reach of any competitive carrier in Canada. Its strategic partnerships and interconnection agreements with other international service providers, including AT&T Corp. and British Telecommunications plc, allow the Company to provide global voice, data, Internet and E-Business solutions to its business customers.

Results of Operations

Quarter ended March 31, 2001 Compared to Quarter ended March 31, 2000

(All dollar amounts are stated in thousands of Canadian dollars except where otherwise noted)


Key financial data:

                                        Quarter ended         Quarter ended
                                        March 31, 2001        March 31, 2000
--------------------------------------------------------------------------------
                                         (Unaudited)           (Unaudited)

Revenue
     Long Distance                      $  175,480            $   179,905
     Data                               $  122,714            $   111,567
     Local                              $   46,266            $    40,143
     Internet and E-Business solutions  $   37,646            $    22,588
     Other                              $    5,758            $     9,826
                                        ---------------------------------
Total Revenue                           $  387,864            $   364,029
                                        =================================

Service Costs                           $  247,191            $   249,463

Gross Margin                            $  140,673            $   114,566
Gross Margin %                                36.3%                  31.5%

Selling, General and Administrative
  Costs ("SG&A")                        $  109,114            $    92,464
SG&A as a % of Revenue                        28.1%                  25.4%

EBITDA before integration costs and
  provision for restructuring           $   31,559            $    22,102
% of Revenue                                   8.1%                   6.1%


Revenue


Revenue of $387,864 increased by $23,835 or 6.5% in the first quarter of 2001 from the first quarter of 2000. The Company's proportion of revenues from data, local, Internet and E-Business solutions and other services grew from 51% in the first quarter of 2000 to 55% in the first quarter of 2001, with a corresponding decline in the proportion of long distance services.

Long distance ("LD") revenue decreased by $4,425 or 2.5%, from $179,905 in the first quarter of 2000 to $175,480 in the first quarter of 2001, due to lower prices per minute and lower non-volume related services offset, in part, by substantial growth in LD minutes. Long distance minutes increased by 21% in the first quarter of 2001 as compared to the first quarter of 2000, while prices dropped by 16.1% during the same period.

Data revenue increased by $11,147 or 10.0%, from $111,567 in the first quarter of 2000 to $122,714 in the first quarter of 2001, due to the growth in Asynchronous Transfer Mode ("ATM"), high speed data (MACH) and Data VPN Frame Relay (the Company's virtual private network product), partially offset by decreases in legacy private line data services.

Local voice revenue increased by $6,123 or 15.3%, from $40,143 in the first quarter of 2000 to $46,266 in the first quarter of 2001, due to the addition of local access lines. As at March 31, 2001, local access lines in service totaled 460,706, representing growth of 16,073 lines in the quarter. For the same quarter in 2000, growth was 36,145 lines to total 335,229 at March 31, 2000. The reduction in growth is primarily the result of lower demand from the Company's wholesale and internet service providers' ("ISP") distribution channel, as certain customers in this sector experience financial difficulty. As at March 31, 2001, the Company had completed an additional 10 local city networks, from first quarter 2000, to achieve a footprint of 29 cities.

Internet and E-Business solutions revenue increased by $15,058 or 66.7%, from $22,588 in the first quarter of 2000 to $37,646 in the first quarter of 2001, due to the Company's strategic acquisitions in 2000 and internal growth. The acquisitions of DMC Inc. and Brak Systems Inc. broadened the Company's portfolio of Internet and E-Business products to include solutions consulting and Internet security, in addition to Internet access and Internet data centre services. Consistent with the Company's strategy to focus on higher growth products, the Internet and E-Business solutions portfolio increased to 9.7% of total revenue in the first quarter of 2001 from 6.2% in the first quarter of 2000.

Other  revenue  was   generated   through   call-center   revenue  and  sale  of
telecommunications equipment.

For the balance of 2001, the Company will focus on increasing revenue from its high growth, higher margin products in data, local and Internet and E-Business solutions.

Service Costs and Selling, General and Administrative Expenses

The Company's principal operating expenses consist of service costs; selling, general and administrative costs ("SG&A") and depreciation. Service costs consist of expenses directly related to delivering service to customers and servicing the operations of the Company's networks, expenses associated with fibre and other leases where the Company does not presently have its own facilities, local and long distance transport costs paid to other carriers, maintenance agreements, right-of-way fees, municipal access fees, hub site lease expenses, costs of service personnel and leases of utility space in buildings connected to the Company's networks. SG&A expenses include the costs of sales and marketing personnel, promotional and advertising expenses and corporate administrative expenses.

Service Costs decreased by $2,272 or 0.9%, from $249,463 in the first quarter of 2000 to $247,191 in the first quarter of 2001, due to the positive impact of the change in the contribution subsidy regime, offset, in part, by additional costs related to higher volume and Service Costs associated with strategic acquisitions in 2000. Effective January 1, 2001, the Canadian Radio-television and Telecommunications Commission ("CRTC") changed the contribution subsidy regime by significantly expanding the number of participants who are required to pay contribution and revised the contribution basis of the subsidy from a per-minute basis to a percentage of eligible revenue less deductions. Five separate appeals of this decision have been filed including one by Bell Canada ("Bell") and one by Telus Communications Inc. ("Telus"). Of the five, three have been dismissed including the Bell and Telus appeals. The remaining two appeals do not question the basic framework of the new regime and consequently, the Company does not expect the results to have a negative impact on the Company.


Gross margin increased by $26,107 or 22.8%, from $114,566 in the first quarter of 2000 to $140,673 in the first quarter of 2001, due primarily to revision of the contribution subsidy regime and emphasis on higher growth, higher margin products and services, such as on-net local, VPN and Internet and E-Business solutions.


SG&A expenses increased by $16,650 or 18%, from $92,464 in the first quarter of 2000 to $109,114 in the first quarter of 2001, mainly due to increased uncollectible accounts primarily as a result of the financial difficulties experienced by wholesalers and ISPs, development of the sales force and the strategic acquisitions.


EBITDA (1)

EBITDA increased from $22,102 in the first quarter of 2000 to $31,559 in the first quarter of 2001. On a percentage of revenue basis, EBITDA grew from 6.1% in the first quarter of 2000 to 8.1% in first quarter of 2001.

-----------------
(1) EBITDA is a financial measure commonly used in the telecommunications and other industries and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with Canadian or U.S. GAAP.

Integration costs and provision for restructuring


During the first quarter of 2001, the provision for restructuring and asset write-downs has been drawn down by $3,049. The remaining balance of $19,177 represents expenditures for lease and other contract cancellations related to excess space in various leased premises, and termination penalties of contracts with alternate access facility providers where settlement of penalties has not been mutually agreed to or the flow of payment remains outstanding.


See  additional   discussion  of  the   integration   costs  and  provision  for
restructuring in Note 10 to 2000 Annual Consolidated Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense increased to $108,348 for the first quarter of 2001 compared to $86,944 for the first quarter of 2000. The increase was primarily due to the Company's strategic acquisitions in 2000 and an increase in the level of depreciation due to the Company's capital spending program.

Interest Income and Expense


Interest income decreased from $5,666 in the first quarter of 2000 to $1,509 in the first quarter of 2001. The decrease of $4,157 was due to lower average cash and short-term deposits versus the first quarter of 2000. Interest expense increased from $72,640 in the first quarter of 2000 to $88,296 in the first quarter of 2001. Of the interest expensed during the quarter, $45,201 represented cash interest payments, $34,586 was accreted on the respective notes, and the remaining $8,509 was accrued interest. The increased expense was due to higher average debt balances and interest on advances from the credit facility.


Liquidity and Capital Resources

Cash Flow from Operating Activities


During the first quarter of 2001, net cash used in operating activities was $37,485. Included in this amount is a change in non-cash working capital of $23,333, which was mainly due to interest payments offset by increased accounts receivable collections during the quarter.


Capital Expenditures

The continued development of the Company's business and the build out of its networks in its target markets has and will continue to require significant capital spending. The Company's strategy is to build high capacity networks with broad market coverage, which increases its level of capital expenditures and operating losses during the development phases. The Company believes that ownership of the high capacity networks will enhance its future financial performance and profitability.


Expenditures on property, plant and equipment during the first quarter of 2001 totaled $128,980 compared to $115,962 for the first quarter of 2000. The higher spending level in 2001 is consistent with the Company's capital spending program for 2001 which focuses on the development of its broadband IP network to support new data, Internet and E-Business solutions, information technology infrastructure and growth from customer demand.



Liquidity


The Company used cash of $166,629 in the first quarter ending March 31, 2001 to fund operations, capital spending and corporate development activities. This requirement was funded with a $100,000 draw from the Senior Credit Facility, cash on hand and proceeds from the issuance of equity for stock options exercised.

The Company will need capital to fund its capital spending program and its operating and working capital requirements. The terms of certain debt agreements specify that new debt can only be used to fund up to 90% of capital asset additions with the balance to be funded principally from operations and other sources. The Company expects that its capital expenditures will be funded through the proceeds from the U.S. $500,000 of 7.65% Senior Notes issued March 30, 2001 and advances under its revolving term facility. The Company expects to meet its operating and working capital requirements from cash on hand, advances under its operating facility and the proceeds from an accounts receivable securitization. The Company is confident that it will be successful in obtaining capital from these sources. However, there can be no assurance that sufficient financing will be available to the Company or, if available, that it can be obtained on acceptable terms or within the limitations contained in existing financing agreements.

The Company has issued significant amounts of U.S. dollar-denominated debt and is therefore exposed to the risk of fluctuations in the relationship between the value of Canadian and U.S. dollars. At March 31, 2001, the U.S. dollar denominated debt amounted to $2.65 billion (Cdn $4.2 billion). To hedge its foreign currency exposure, the Company has a variety of financial instruments including foreign currency options, cross currency interest rate swaps and forward exchange contracts, which the Company continually evaluates. At March 31, 2001, the Company had hedged 75.4% of its cash debt, principal and interest, service requirements to 2008.


Credit Rating

On March 6, 2001, Standard and Poor's Rating Services ("S&P") confirmed its BBB investment grade rating of the Company's senior unsecured debt. On March 13, 2001, Moody's Investor Services Inc. ("Moody's") also confirmed its Baa3 investment grade rating of the Company's senior unsecured debt.

Notes Offering

Since January 2001, the Company issued and sold Senior Notes as follows:

7.65% Note Offering

On March 30, 2001, the Company issued and sold U.S. $500 million of 7.65% Senior Notes due at a price of 99.648% of the stated principal amount per Note which constituted an additional issuance to the 7.65% Senior Notes issued September 22, 1999 (the combined issuance are defined as the "7.65% Notes"). The 7.65% Notes will mature on September 15, 2006. Interest on the 7.65% Notes is payable semi-annually in cash in arrears on March 15 and September 15 each year, commencing on September 15, 2001.

Risks & Uncertainties

See  discussion  on  the  Company's  Risks  &   Uncertainties   section  of  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in AT&T Canada's Inc.'s 2000 Annual Report.

PART II. Other Information

          Item 1. Legal Proceedings

                  None

          Item 2. Changes in Securities and Use of Proceeds

                  (a)  Not applicable

                  (b)  Not applicable
                  (c)  Not applicable

                  (d)  Not applicable

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  (a)  Not Applicable.

                  (b)  Not Applicable.

                  (c)  Not Applicable.

                  (d)  Not Applicable.

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 6-K

                  (a)  Exhibits

                       None

                  (b)  Reports on Form 6-K

                   i) On March 20, 2001, the Company filed a Report on Form 6-K for the month of March 2001 with the Commission regarding the Company's fourth quarter 2000 Financial Results Press Release. This Report on 6-K included the Company's (a) condensed consolidated statement of operations for the three months ended September 30, 2000 and December 31, 1999 and 2000; (b) condensed consolidated balance sheets as at December 31, 1999 and 2000; (c) selected quarterly statistical data for the three months ended September 30, 2000, and December 31, 1999 and 2000.

                   ii) On March 27, 2001, the Company filed a Report on Form 6-K for the month of March 2001 with the Commission regarding the Company's 2000 Annual Report which included, among other things, the audited consolidated balance sheets of the Company as at December 31, 1999 and 2000 and the consolidated statements of operation and deficit and cash flows for each of the years ended December 31, 1998, 1999 and 2000.

                   iii) On March 27, 2001,  the Company  filed a Report on Form
                        6-K for the month of March 2001 with the Commission regarding the Notice of Annual and Special Meeting of Shareholders and Management Proxy Circular.

                   iv) On March 27, 2001, the Company filed a Report on Form 6-K for the month of March 2001 with the Commission regarding the Company's issuance of the 7.65% Senior Notes in a U.S. private placement.

                    v)  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AT&T CANADA INC.



Date:  May 1, 2001                  /s/ David Lazzarato
                                    --------------------------------------------
                                    David Lazzarato
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (For the Registrant and Principal Financial
                                     Officer)