Form 10-Q
period 2001-06-30
AT&T CANADA INC
filed 2001-08-10
CIK 1045359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   Yes ..X..    No.......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                Outstanding at July 27, 2001
         ----------------------     ----------------------------
         Class A Voting Shares           309,064
         Class A Deposit Receipts1       236,924
         Class B Non-Voting Shares       99,038,724
         Class B Deposit Receipts2       99,038,724

         (Former Name, former address and former fiscal year if changed since last report)
        -----------------------------------------------------------------


----------
1 The Class A Deposit Receipts represent a beneficial interest in 236,924 of the 309,064 Class A Voting Shares referred to above.

2 The Class B Deposit Receipts represent a beneficial interest in 99,038,724 Class B Non-Voting Shares referred to above.

INDEX

PART I.  FINANCIAL INFORMATION                                             Page
                                                                          Number

Item 1.     Financial Statements                                               3

            Consolidated Balance Sheets                                        3

            Consolidated Statements of Operations and Deficit                  4

            Consolidated Statement of Cash Flows                               5

            Notes to Consolidated Financial Statements                      6-15

Item 2.     Management's Discussion and Analysis of Financial Condition    16-24
            and Results of Operations



PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 25

Item 2.     Changes in Securities and Use of Proceeds                         25

Item 3.     Defaults Upon Senior Securities                                   25

Item 4.     Submission of Matters to a Vote of Security Holders               25

Item 5.     Other Information                                                 25

Item 6.     Exhibits and Reports on Form 6-K                               25-26

SIGNATURES                                                                    27

PART I.  Financial Information

         Item 1.  Financial Statements

                                AT&T Canada Inc.
                      Interim Consolidated Balance Sheets
                           (In thousands of dollars)

                                                                                               June 30, 2001       December 31, 2000
                                                                                             -----------------     -----------------
                                                                                                (unaudited)           (audited)
Assets
Current assets:
   Cash and short term deposits                                                                $   552,151              $    68,587
   Accounts receivable                                                                             208,385                  242,161

   Other current assets                                                                             20,268                   12,922
                                                                                               -----------              -----------
                                                                                                   780,804                  323,670
Property, plant and equipment                                                                    2,193,944                2,120,659
Goodwill                                                                                         1,697,650                1,705,155
Other assets, net                                                                                  107,383                  112,691
Deferred pension asset                                                                              10,787                   10,626
Deferred foreign exchange                                                                               --                    40,853
                                                                                               -----------              -----------
                                                                                               $ 4,790,568              $ 4,313,654
                                                                                               ===========              ===========
Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                                            $    71,582              $    78,961
   Accrued interest payable                                                                         65,721                   43,589
   Accrued liabilities                                                                             250,544                  270,640
   Income taxes payable                                                                              4,297                    3,655
   Current portion of capital lease obligations (note 4)                                             1,761                    2,210
                                                                                               -----------              -----------
                                                                                                   393,905                  399,055

Long term debt (note 4)                                                                          4,336,566                3,628,465

Other long term liabilities                                                                         26,844                   26,581

Deferred foreign exchange                                                                           60,614                     --

Shareholders' equity
   Common shares                                                                                 1,112,042                1,039,065
   Warrants                                                                                            809                    1,192
   Deficit                                                                                      (1,140,212)                (780,704)
                                                                                               -----------              -----------
                                                                                                   (27,361)                 259,553
                                                                                               -----------              -----------
                                                                                               $ 4,790,568              $ 4,313,654
                                                                                               ===========              ===========

  See accompanying Condensed Notes to Interim Consoldiated Financial Statements

                                AT&T Canada Inc.
            Interim Consolidated Statements of Operations and Deficit
                            (In thousands of dollars)
                                   (unaudited)

                                                                     Three months ended                       Six months ended
                                                                          June 30,                                June 30,
                                                                   2001             2000                 2001               2000
                                                              --------------    -------------       --------------     -------------

Revenue                                                        $   375,167        $   374,991        $   763,031        $   739,020
Expenses
    Service costs                                                  245,462            258,550            492,653            508,013
    Selling, general and administrative                            104,157            100,325            213,271            192,789
                                                               -----------        -----------        -----------        -----------

Earnings before interest, taxes, depreciation
 and amortization                                                   25,548             16,116             57,107             38,218

Depreciation and amortization                                      112,701             95,262            221,049            182,206
                                                               -----------        -----------        -----------        -----------

Loss from operations                                               (87,153)           (79,146)          (163,942)          (143,988)

Other income (expense):
    Interest income                                                  7,096              5,312              8,605             11,007
    Interest expense                                              (103,066)           (80,841)          (191,362)          (153,510)
    Other income (expense)                                          (6,731)               213             (8,800)               213
                                                               -----------        -----------        -----------        -----------

Loss before minority interest and income taxes                    (189,854)          (154,462)          (355,499)          (286,278)

Minority interest                                                     --               35,258               --               65,859

Provision for income taxes                                          (2,179)            (1,641)            (4,009)            (3,234)

Loss for the period                                               (192,033)          (120,845)          (359,508)          (223,653)

Deficit, beginning of period                                      (948,179)          (360,305)          (780,704)          (257,497)
                                                               -----------        -----------        -----------        -----------
Deficit, end of period                                         $(1,140,212)       $  (481,150)       $(1,140,212)       $  (481,150)
                                                               ===========        ===========        ===========        ===========
Loss per comnon share                                          $     (1.96)       $     (1.27)       $     (3.69)       $     (2.36)
                                                               ===========        ===========        ===========        ===========

Weighted average number of common shares
 outstanding (in thousands)                                         98,144             95,324             97,464             94,798
                                                               ===========        ===========        ===========        ===========

Diluted earnings per common share                              $     (1.96)       $     (1.27)       $     (3.69)       $     (2.36)

Diluted weighted average shares outstanding
  (in thousands) (note 6)                                          143,912            143,926            143,558            144,261
                                                               ===========        ===========        ===========        ===========

  See accompanying Condensed Notes to Interim Consolidated Financial Statements

                                AT&T Canada Inc.
                  Interim Consolidated Statements of Cash Flows
                            (In thousands of dollars)
                                   (unaudited)


                                                                                     Three months ended           Six months ended
                                                                                          June 30,                     June 30,
                                                                                      2001         2000          2001        2000
                                                                                   -----------  ----------    ---------   ----------

Cash provided by (used in):
Operating activities:
     Loss for the period                                                           $(192,033)   $(120,845)   $(359,508)   $(223,653)

     Adjustments  required  to  reconcile  loss to  cash  flows  from operating activities:
         Depreciation and amortization                                               112,701       91,884      221,049      178,356
         Accretion of senior discount note interest                                   35,345       30,772       69,931       60,684
         Amortization of debt issuance costs                                           3,992        3,893        7,982        7,736
         Amortization of deferred foreign exchange                                    (1,944)        --          4,603         --
         Amortization of deferred gain on sale of cross currency swaps
           and forward contracts                                                        (816)        --           (816)        --
         Minority interest                                                              --        (35,258)        --        (65,859)
         Loss on sale of investments                                                   9,375         --          9,375         --
         Other                                                                          (477)      (2,696)        (625)      (2,379)
                                                                                   ---------    ---------    ---------    ---------
                                                                                     (33,857)     (32,250)     (48,009)     (45,115)

         Change in non-cash working capital                                           32,937       29,789        9,604      (33,596)
                                                                                   ---------    ---------    ---------    ---------

Net cash used in operating activities                                                   (920)      (2,461)     (38,405)     (78,711)

Investing activities:
     Acquisitions, net of cash (bank indebtedness) acquired                          (20,502)     (90,450)     (20,502)    (193,855)
     Disposition of investments (net of disposition costs)                             3,401         --          3,401         --
     Additions to property, plant and equipment                                      (90,587)    (119,977)    (214,983)    (235,939)
     Additions to (decreases in) other assets                                         (3,305)      (2,197)      (8,053)      (5,878)
     Additions to (decreases in) restricted investments                                 --           (695)        --         20,369
                                                                                   ---------    ---------    ---------    ---------
     Net cash used in investing activities                                          (110,993)    (213,319)    (240,137)    (415,303)

Financing activities:
     Issue of share capital, net of issue costs                                       12,688        9,947       27,928       24,104
     Termination of cross currency swaps and forward contracts                       123,965         --        123,965         --
     Issues (decreases) of long term debt                                           (250,000)      32,330      633,159      438,826
     Debt issue costs                                                                    (62)        (515)      (5,991)      (3,886)
     Increase (decrease) in other long term liabilities                                 (330)         519          263          421
     Repayment of capital lease                                                         (828)      (1,311)      (1,101)        (550)
                                                                                   ---------    ---------    ---------    ---------
     Net cash provided by financing activities                                      (114,567)      40,970      778,223      458,915

Effect of exchange rate changes                                                      (14,397)       1,965      (16,117)      (8,366)
                                                                                   ---------    ---------    ---------    ---------

Increase (decrease) in cash and short-term deposits                                 (240,877)    (172,845)     483,564      (43,465)
Cash and short-term deposits, beginning of period                                    793,028      418,711       68,587      289,331
                                                                                   ---------    ---------    ---------    ---------

Cash and short-term deposits, end of period                                        $ 552,151    $ 245,866    $ 552,151    $ 245,866
                                                                                   =========    =========    =========    =========

  See accompanying Condensed Notes to Interim Consolidated Financial Statements


Supplemental Information:

Income taxes paid                                                                  $   1,827    $   1,154    $   3,572    $   5,149
Interest paid                                                                      $  18,334    $  17,670    $  91,302    $  71,675
Class B non-voting shares issued in acquisitions                                   $  44,666    $  45,385    $  44,666    $  45,385

          Condensed Notes to Interim Consolidated Financial Statements
                                   (Unaudited)

          (Dollar amounts are stated in thousands of Canadian dollars except where otherwise noted)


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


1.     Basis of presentation:

       The accompanying interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined in note 10.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed to include the notes related to elements which have significantly changed in the period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000.

       The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


2.     Significant accounting policies:

       These interim consolidated financial statements are prepared following accounting policies consistent with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, except that effective January 1, 2001, the Company adopted the "Earnings per Share" standards issued by the Canadian Institute of Chartered Accountants. The standard requires the use of the treasury stock method for calculating diluted earnings per share consistent with United States Generally Accepted Accounting Principles. For the periods presented, all stock options and warrants outstanding are anti-dilutive, and therefore, the diluted loss per share is the basic loss per share.

3.     Acquisitions and Dispositions

       On May 1, 2001, the Company disposed of the TigerTel Call Centres and Voice Messaging operations. Proceeds on disposition were $3.6 million in cash. The disposition generated a loss on sale of $9.4 million before income taxes.

       On June 1, 2001, the Company acquired all of the issued and outstanding shares of MONTAGE eIntegration Inc. ("MONTAGE"). MONTAGE is a Canadian E-Business solutions integrator focused on transforming traditional organizations into connected enterprises through Internet technologies. The acquisition has been accounted for by the purchase method of accounting and the results of operations included from the date of acquisition. Consideration of $59.9 million was paid on closing, comprised of $15.2 million in cash and $44.7 million represented by 967,355 Class B Non-Voting Shares. The vendors have the potential to earn up to an additional $30.0 million contingent upon the attainment by June 30, 2002 of certain specified performance targets. Any earned contingent consideration is payable over the three year period ending June 30, 2004 and will be recorded once the contingent amount is determinable. A portion of the contingent payment will be accounted for as additional purchase price with the balance recorded as compensation expense.

       The allocation of the purchase price, including acquisition costs, to the net assets acquired at fair values is as follows:

--------------------------------------------------------------------------------
       Current assets                                                    $15,799
       Capital assets                                                      4,716
       Goodwill                                                           52,375
--------------------------------------------------------------------------------
                                                                          72,890

       Current liabilities                                                12,063
--------------------------------------------------------------------------------
       Purchase price                                                    $60,827
--------------------------------------------------------------------------------

4.     Long-term debt:


---------------------------------------------------------------------------------------------------------------------------
                                                                               June 30,           December 31,
                                                                                 2001                2000
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)            (Audited)
       12.0% Senior Notes (2001 - U.S. $248.5 million;
         December 31, 2000 - U.S. $248.4 million)                             $  376,209             $  372,419
       10.75% Senior Discount Notes (2001 - U.S. $147.9 million;
         December 31, 2000 - U.S. $140.4 million)                                223,911                210,455
       9.95% Senior Discount Notes (2001 - U.S. $802.3 million;
         December 31, 2000 - U.S. $764.3 million)                              1,214,685              1,146,036
       10.625% Senior Notes (2001 - U.S. $225.0 million;
         December 31, 2000 - U.S. $225.0 million)                                340,650                337,388
       7.65% Senior Notes (2001 - U.S. $1.0 billion;
         December 31, 2000 - U.S. $500.0 million) (a)                          1,514,000                749,750
       7.15% Senior Notes                                                        150,000                150,000
       7.625% Senior Notes (U.S. $250.0 million)                                 378,500                374,875
       Senior Credit Facilities (b)                                              120,000                270,000
       Capital lease obligations                                                  20,372                 19,752
---------------------------------------------------------------------------------------------------------------------------
                                                                               4,338,327              3,630,675

       Less current portion of capital lease obligations                           1,761                  2,210
---------------------------------------------------------------------------------------------------------------------------
                                                                              $4,336,566             $3,628,465
---------------------------------------------------------------------------------------------------------------------------


       At June 30, 2001, principal repayments on long-term debt required within five years consist of $150 million for the 7.15% Senior Notes due in 2004, U.S. $250 million for the 7.625% Senior Notes due 2005 and $120 million of the Credit Facility due 2003 through to 2004.


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


5.   Financial instruments

     (a) Fair values of financial assets and liabilities:

            The fair values of cash and short-term deposits, accounts receivable, accounts payable, accrued liabilities and accrued interest payable approximate their carrying values due to the short-term nature of these instruments.

            The fair value of long-term debt, including the attached warrants, at June 30, 2001 was approximately $4,432.7 million (December 31, 2000 - $3,710.9 million), based on current trading values.

            The fair value of foreign currency options, cross currency swaps and forward contracts at June 30, 2001 was approximately $28.1 million (December 31, 2000 - $84.5 million), based on current trading values.

     (b) Foreign currency risk:

            The Company is exposed to foreign currency fluctuations on its U.S. dollar denominated debt and its U.S. dollar cash and short term investments. Foreign currency risks are managed by the Company whenever possible, by matching U.S. dollar denominated assets with related liabilities through the use of financial instruments, including from time to time, purchasing foreign currency options, cross currency swaps and forward exchange contracts.

            As at June 30, 2001, the Company had purchased the following financial instruments to hedge the exposure on the U.S. dollar denominated financings:

            i.  Two foreign  currency options that give the Company the right to
                i) acquire U.S. dollars at the current exchange rate at a specified date in the future, ii) acquire U.S. dollars at an already determined exchange rate, or iii) to enter into a cross currency interest exchange agreement to convert U.S. dollar interest payments at a specified rate on a notional Canadian dollar principal amount. The fair value of these two options at June 30, 2001 was $17.4 million.

            ii. Twenty  cross  currency  swaps  with a  notional  value  of U.S.
                $1,683.0 million. The Company is obligated to purchase U.S. $1,683.0 million between September 2005 and June 2008 at rates that range from Cdn. $1.4675 to $1.55 per U.S. $1.00. The fair value of these swaps at June 30, 2001 was $26.7 million. iii. Two forward exchange contracts under which the Company sold $470 million U.S. dollars on May 31, 2001 at a rate of Cdn. $1.4589 to U.S. $1.00. The Company is obligated to buy U.S. $475 million on August 31, 2001 at the rate of Cdn. $1.5492 to U.S. $1.00. The fair value of this forward exchange contract as at June 30, 2001 was ($16.0) million.

            The above noted financial instruments, the U.S. cash held and short term investments hedge the fixed rate U.S. dollar denominated debt.

            In May 2001, the Company unwound certain swaptions, cross-currency swaps and a forward contract with notional value totaling U.S. $1,208.4 million for proceeds of $124.0 million. These hedges were replaced with new cross-currency swaps and forward contracts at current market rates with notional value totaling U.S. $1,213.4 million, resulting in no change in the Company's overall foreign currency exposure. The deferred gain of $29.6 million will be recognized in earnings over the remaining term of the underlying debt for which these derivatives were designated as Cash Flow Hedges.

     (c) Interest rate risk:

         The following table summarizes the Company's exposure to interest rate risk.

-----------------------------------------------------------------------------------------------------------------------------
                                                  Fixed interest rate maturing within
-----------------------------------------------------------------------------------------------------------------------------
                                         Floating                                                         After Non-interest
June 30, 2001 (Unaudited)                  rate              1 year         1 - 5 years      5 years       bearing
-----------------------------------------------------------------------------------------------------------------------------

Financial assets:

Cash and short-term deposits            $  552,151        $     --          $     --          $     --      $     --
Accounts receivable                           --                --                --                --         208,385

Financial liabilities:

Current liabilities                           --               1,761              --                --         392,144
Long-term debt                             120,000              --             547,111         3,669,455          --

----------------------------------------------------------------------------------------------------------------------------

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

6.     Diluted weighted average shares outstanding:

       Effective January 1, 2001, the Company adopted the treasury stock method of calculating diluted shares in accordance with new CICA requirements. The treasury stock method includes only those unexercised options and warrants where the average market price of the common shares during the period exceeds the exercise price of the options and warrants. In addition, this method assumes that the proceeds would be used to purchase common shares at the average market price during the period.

       The diluted shares include the ownership by AT&T Corp. and British Telecom in AT&T Canada Corp., the Company's principal operating subsidiary, equivalent to approximately 43.7 million shares. The exercise of options and warrants outstanding at June 30, 2001 would have an anti-dilutive effect on the earnings per share and is therefore excluded from the calculation.


7.     Segmented information:

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

       Revenue by product is as follows:

-------------------------------------------------------------------------------------------------------------------
                                                          Three months ended                  Six months ended
                                                                June 30,                         June 30,
                                                            2001         2000                2001         2000
-------------------------------------------------------------------------------------------------------------------
                                                        (unaudited)    (unaudited)        (unaudited)   (unaudited)

       Long distance                                   $160,441           $176,128          $335,920     $356,033
       Data                                             115,553            111,173           238,267      222,740
       Local                                             52,168             44,509            98,434       84,652
       Internet and E-Business solutions                 40,094             30,795            77,741       53,383
       Other                                              6,911             12,386            12,669       22,212
------------------------------------------------------------------------------------------------------------------
                                                       $375,167           $374,991          $763,031     $739,020
==================================================================================================================

       During the period ended June 30, 2001, no customers of the Company individually represented more than 10% of the Company's revenues.

8.     Related party transactions:

       Services are exchanged between the Company and its shareholders and certain of their subsidiaries. These transactions are in the normal course of operations and are measured at the exchange amounts being the amounts agreed to by the parties.

       Transactions with related parties were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                               Three months ended                                  Six months ended
                                                   June 30,                                           June 30,
                                            2001             2000                               2001           2000
---------------------------------------------------------------------------------------------------------------------------
                                        (Unaudited)       (Unaudited)                     (Unaudited)      (Unaudited)

       Revenue                           $   33,572        $   28,911                       $  68,245      $   53,421
       Expenses                          $   24,674        $   29,475                       $  55,318      $   50,809


---------------------------------------------------------------------------------------------------------------------------


       Amounts due from and to the related parties are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,              December 31,
                                                                                  2001                   2000
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)            (Audited)

       Accounts receivable                                                       $  18,007             $14,265
       Accounts payable                                                          $  13,056             $12,181

---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------

9.     Reclassification of prior period amounts

       Certain amounts presented in the prior periods have been reclassified to conform with the presentation adopted in the current year.

10. Reconciliation to accounting principles generally accepted in the United States

       The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined below:

       (a) Statements of operations:

           The application of U.S. GAAP would have the following effect on loss for the year, deficit and basic loss per common share as reported:

                                                                    Three months ended                    Six months ended
                                                                         June 30                              June 30
                                                                   2001             2000                  2001            2000
(in thousands of dollars) unaudited                            -------------     ------------         -------------    -----------

Net loss for ther period, Canadian GAAP                        $   (192,033)       $(120,845)            $(359,508)     $(223,653)
Stock-based compensation expense (a)(i)                                   --            (150)                 (231)          (300)
Unrealized gain/(loss) on derivative instruments (a) (ii)            (2,551)               --                 6,860             --
                                                               -------------     -----------         --------------    -----------
Net loss for the period, U.S. GAAP                                 (194,584)        (120,995)             (352,879)      (223,953)

Opening deficit, U.S. GAAP                                         (952,475)        (369,567)             (794,180)      (266,609)
                                                               -------------     ------------        --------------    -----------
Ending deficit, U.S. GAAP                                      $ (1,147,059)       $(490,562)          $(1,147,059)     $(490,562)
                                                               =============     ============        ==============    ===========
Basic loss per common share under U.S. GAAP                    $      (1.98)       $   (1.27)          $     (3.62)     $   (2.36)
                                                               =============     ============        ==============    ===========
Weighted average number of common shares outstanding                  98,144           95,324                97,464         94,798


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

           (ii) Unrealized gain on derivative instruments:


                The Company is required and has implemented SFAS No. 133, as amended by SFAS No. 137 ("SFAS 133") for the current fiscal year ending December 31, 2001. The Company has designated derivatives with a notional value of U.S. $1,890 million as Cash Flow Hedges which hedge the foreign currency risk of cash flows relating to U.S. dollar denominated debt with a face value of the same amount. These cash flow hedges were and are expected to continue to be highly effective in hedging foreign currency rate risk. The changes in market value of the effective portion of the derivatives designated as Cash Flow Hedges flow through the Accumulated Other Comprehensive Income ("AOCI") account each month. The AOCI account forms a component of Shareholder's equity. In addition, the Company holds foreign exchange contracts with a notional value totaling U.S. $475 million that have not been designated as hedging instruments and therefore the changes in their market value are marked through earnings each month.

                In May 2001, the Company unwound certain swaptions, cross-currency swaps and a forward contract with notional value totaling U.S. $1,208.4 million for proceeds of $124.0 million. These derivatives were replaced with new cross-currency swaps and forward contracts at current market rates with a notional value totaling U.S. $1,213.4 million. The new cross-currency swaps were designated as Cash Flow Hedges of the related underlying debt. As a result of SFAS 133, the derivative asset balance was reduced by the proceeds received, reflecting the market value of the derivatives at the time they were unwound. The related AOCI balances of the derivatives unwound represents a deferred gain of $29.6 million. This gain will be recognized in earnings over the remaining term of the underlying debt for which these derivatives were designated as Cash Flow Hedges. The gains to be recognized in future periods are as follows:

                           Period                             Gain
                                                             (`000s)

                           2001                               $  3,921
                           2002                               $  6,242
                           2003                               $  6,242
                           2004                               $  6,242
                           2005                               $  3,466
                           2006                               $  2,344
                           2007 and thereafter                $  1,138
                                                              --------
                                                              $29,595


                For the quarter ending June 30, 2001, as a result of SFAS 133, the Company recognized a loss of $2.6 million due to the decrease in the fair market value of foreign exchange forward contracts not designated as hedging instruments, partially offset by the change in market value of the unhedged U.S. dollar denominated debt, the change in time value of the swaptions and recognition of $0.8 million of the deferred gain relating to the unwound swaps, as noted above.

       (b) Other disclosures:


           Stock-based compensation expense disclosure:


                Had the Company determined compensation expense costs based on the fair value at the date of grant for stock options under SFAS No. 123, loss attributable to common shareholders and basic loss per share would have increased as indicated below.


                The Company utilized the Black-Scholes option pricing model to estimate the fair value at the date of grant for options granted subsequent to the Company's initial Public Offering. In second quarter of 2001, under the Black-Scholes model, 212,100 options with a weighted average fair value of $10.67 per share were granted using the following assumptions: risk free rate of return ranging from 5.17% to 5.61%, estimated volatility factor ranging from 0.334 to 0.352, estimated option life of five years and no dividend payments.


                In 2000, under the Black-Scholes model, 3,760,500 options with a weighted average fair value of $15.16 per share were granted using the following assumptions: risk free rate of return ranging from 5.32% to 6.55%, estimated volatility factor ranging from 0.09 to 12.72, estimated option life of five years and no dividend payments.

---------------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended            Six months ended
                                                                              June 30,                     June 30,
                                                                         2001         2000            2001         2000
---------------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                Loss attributable to common shareholders,
                  U.S. GAAP - as reported                          $  (194,584)    $  (120,995)   $ (352,879)    $ (223,953)
                Loss attributable to common shareholders,
                  U.S. GAAP - pro forma                               (208,124)       (134,743)     (379,788)      (251,449)
                Loss per share - as reported                             (1.98)          (1.27)        (3.62)         (2.36)
                Loss per share - pro forma                               (2.12)          (1.41)        (3.90)         (2.65)
                Weighted average number of shares outstanding           98,144          95,324        97,464         94,798
                (in thousands)

---------------------------------------------------------------------------------------------------------------------------


11.      Subsequent events

         On July 20, 2001, the Company sold certain of its customer receivables in a securitization program for proceeds of $100,000. The maximum cash proceeds that can be funded under the program are $150,000.

         On July 27, 2001, the Company announced a cost savings program, which includes the reduction of its workforce by approximately 500 employees. These measures are being taken to align the Company's cost structure with current growth opportunities that have been impacted by a weakened economy. The Company will record a provision for the costs associated with this program in the third quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations



The following Management's Discussion and Analysis should be read in conjunction with AT&T Canada Inc.'s Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AT&T Canada's Inc.'s 2000 Annual Report.

(Dollar amounts are stated in thousands of Canadian dollars except where otherwise noted)


Forward-Looking Statements

This discussion and analysis explains AT&T Canada Inc.'s (the "Company" or "AT&T Canada") financial condition and results of operations for the quarter and six months ended June 30, 2001 compared with the quarter and six months ended June 30, 2000, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. Certain statements in this Management's Discussion and Analysis ("MD&A") and Interim Consolidated Financial Statements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition, technological changes, changes to the regulatory environment and the other risks and uncertainties included in AT&T Canada's Annual Report.


Overview

The Company's revenue was $375,167 and $763,031 for the second quarter of 2001 and the first six months of 2001, respectively, compared to $374,991 and $739,020 for the comparable periods in the prior year. The Company's revenue from data, local and Internet and E-Business solutions and other services was $214,726 and $427,111 for the second quarter of 2001 and the first six months of 2001, respectively, compared to $198,863 and $382,987 for the second quarter of 2000 and the first six months of 2000. Revenue from long distance services was $160,441 and $335,920 for the second quarter of 2001 and the first six months of 2001, respectively, compared to $176,128 and $356,033 for the comparable periods in the prior year.

The Company's EBITDA was $25,548 and $57,107 for the second quarter of 2001 and the first six months of 2001, respectively, compared to $16,116 and $38,218 for the second quarter of 2000 and the first six months of 2000, respectively. The increases were mainly due to a change in the Canadian regulatory environment whereby the Company's contribution costs have been reduced effective January 1, 2001. The Company's presence in the business long distance, local, data and Internet and E-Business solutions markets allows it to bundle a full spectrum of products. With its extensive local and long distance facilities and interconnection arrangements, the Company is capable of serving approximately 85% of the Canadian business telecommunications market. It has the greatest reach of any competitive carrier in Canada. Its strategic partnerships and interconnection agreements with other international service providers, including AT&T Corp. and British Telecommunications plc, allow the Company to provide global voice, data, Internet and E-Business solutions to its business customers.

Significant Transactions

On June 1, 2001, the Company acquired MONTAGE eIntegration Inc. ("MONTAGE"), a leading Canadian E-Business solutions integrator focused on transforming traditional organizations into connected enterprises through Internet technologies. MONTAGE employs approximately 450 E-Business professionals and has solid financial growth and strong employee retention while fostering long-term client relationships. When combined with its existing E-Business capability, the Company will be one of the largest providers in Canada focused on E-Integration services with more than 600 E-Business professionals. Consideration of $59,877 was paid on closing, comprised of $15,211 in cash and $44,666 represented by 967,355 Class B Non-Voting Shares. The vendors have the potential to earn up to an additional $30,000 contingent upon the attainment by June 30, 2002 of certain specified performance targets. Any earned contingent consideration is payable over the three year period ending June 30, 2004 and will be recorded once the contingent amount is determinable.

Results of Operations

Quarter and Six Months ended June 30, 2001 Compared to Quarter and Six Months ended June 30, 2000

Key financial data:

                                                            Three months ended                Six months ended
                                                     June 30, 2001      June 30, 2000    June 30, 2001    June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
Revenue
     Long Distance                                     $ 160,441         $ 176,128        $ 335,920         $ 356,033
     Data                                              $ 115,553         $ 111,173        $ 238,267         $ 222,740
     Local                                             $  52,168         $  44,509        $  98,434         $  84,652
     Internet and E-Business solutions                 $  40,094         $  30,795        $  77,741         $  53,383
     Other                                             $   6,911         $  12,386        $  12,669         $  22,212
                                                       ---------------------------        ----------------------------
Total Revenue                                          $ 375,167         $ 374,991        $ 763,031         $ 739,020
                                                       ---------------------------        ----------------------------

Service Costs                                          $ 245,462         $ 258,550        $ 492,653         $ 508,013

Gross Margin                                           $ 129,705         $ 116,441        $ 270,378         $ 231,007
Gross Margin%                                               34.6%             31.1%            35.4%             31.3%

Selling, General and Administrative
  Costs ("SG&A")                                       $ 104,157         $ 100,325        $ 213,271         $ 192,789
SG&A as a % of Revenue                                      27.8%             26.8%            28.0%             26.1%

EBITDA                                                 $  25,548         $  16,116        $  57,107         $  38,218

% of Revenue                                                 6.8%              4.3%             7.5%              5.2%

Other Income (Expense)                                 $  (6,731)        $     213        $  (8,800)        $     213


Revenue


The Company's proportionate revenue from data, local and Internet and E-Business solutions and other services grew to 57% and 56% in the second quarter of 2001 and the first six months of 2001, respectively, from 53% and 52% in the second quarter of 2000 and the first six months of 2000, respectively. The Company's proportionate revenues from long distance services declined to 43% and 44% in the second quarter of 2001 and the first six months of 2001, respectively, from 47% and 48% in the comparable periods in the prior year.

Long distance ("LD") revenue decreased by $15,687 or 8.9%, to $160,441 in the second quarter of 2001 from $176,128 in the second quarter of 2000. LD revenue decreased by $20,113 or 5.6%, to $335,920 in the first six months of 2001 from $356,033 in the first six months of 2000. The decreases were due to lower prices per minute and lower non-volume related services, offset in part, by growth in LD minutes. Growth in minutes was tempered by lower demand due to general economic conditions. Long distance minutes increased by 7.6% and 13.7% in the second quarter of 2001 and the first six months of 2001, as compared to the same periods in the previous year while prices dropped by 14.9% and 15.5%, respectively.

Data revenue increased by $4,380 or 3.9%, to $115,553 in the second quarter of 2001 from $111,173 in the second quarter of 2000. Data revenue increased by $15,527 or 7.0%, to $238,267 in the first six months of 2001 from $222,740 in the first six months of 2000. These increases were due to growth in Asynchronous Transfer Mode ("ATM"), high speed data (MACH) and Data VPN Frame Relay (the Company's virtual private network product), partially offset by decreases in legacy private line data services.

Local voice revenue increased by $7,659 or 17.2%, to $52,168 in the second quarter of 2001 from $44,509 in the second quarter of 2000. Local voice revenue increased by $13,782 or 16.3%, to $98,434 in the first six months of 2001 from $84,652 in the first six months of 2000. New local access lines added in the second quarter of 2001 and the first six months of 2001, were 43,080 and 59,153, respectively. During the second quarter, the Company acquired the rights to a local services customer base from the receiver of a recently insolvent Canadian CLEC. The Company is actively marketing these customers to transition them over to an AT&T Canada local services package, and based on success to date, the company has recognized 30,256 of these lines in the current period. In addition, the Company reduced the local access lines in service by 33,661 lines through a one-time adjustment, the result of historical system conversion and other adjustments. This adjustment was statistical in nature and has no effect on revenue. Local access lines in service totaled 470,125 at June 30, 2001. The growth experienced in 2001 has been impacted by the general economic conditions, including lower demand from the Company's wholesale and internet service providers' ("ISP") distribution channel, as certain customers in this sector experience financial difficulty. As at June 30, 2001, the Company had completed an additional 9 local city networks, from second quarter 2000, to achieve a footprint of 29 cities.

Internet and E-Business solutions revenue increased by $9,299 or 30.2%, to $40,094 in the second quarter of 2001 from $30,795 in the second quarter of 2000. Internet and E-Business solutions revenue increased by $24,358 or 45.6%, to $77,741 in the first six months of 2001 from $53,383 in the first six months of 2000. These increases were due to the Company's strategic acquisitions both in 2000 and 2001 and internal growth. In 2001, the acquisition of MONTAGE has broadened the Company's existing portfolio of Internet and E-Business products in solutions consulting. Consistent with the Company's strategy to focus on higher growth products, the Internet and E-Business solutions portfolio increased to 10.7% and 10.2% of total revenue in the second quarter and the first six months of 2001 from 8.2% and 7.2% in the second quarter and the first six months of 2000.

Other revenue decreased by $5,475 or 44.2%, to $6,911 in the second quarter of 2001, from $12,386 in the second quarter of 2000. Other revenue decreased by $9,543 or 43.0%, to $12,669 in the first six months of 2001, from $22,212 in the first six months of 2000. These decreases were due to the sale of the call-center operations and lower telecommunications equipment sales.



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

Service Costs decreased by $13,088 or 5.1%, from $258,550 in the second quarter of 2000 to $245,462 in the second quarter of 2001. Service Costs decreased by $15,360 or 3.0%, to $492,653 in the first six months of 2001, from $508,013 in the first six months of 2000. These decreases were due to the positive impact of the change in the contribution subsidy regime, offset, in part, by additional costs related to higher volume and Service Costs associated with strategic acquisitions in 2000 and 2001. Effective January 1, 2001, the Canadian Radio-television and Telecommunications Commission ("CRTC") changed the contribution subsidy regime by significantly expanding the number of participants who are required to pay contribution and revised the contribution basis of the subsidy from a per-minute basis to a percentage of eligible revenue less deductions. Five separate appeals of this decision have been filed including one by Bell Canada ("Bell") and one by Telus Communications Inc. ("Telus"). Of the five, four have been dismissed including the Bell and Telus appeals. The remaining appeal does not question the basic framework of the new regime and consequently, the Company does not expect the result to have a negative impact on the Company.

Gross margin increased by $13,264 to $129,705 in the second quarter of 2001 from $116,441 in the second quarter of 2000. Gross margin increased by $39,371 to $270,378 in the first six months of 2001 from $231,007 in the first six months of 2000. These increases were primarily due to the revision of the contribution subsidy regime and emphasis on higher growth, higher margin products and services, such as on-net local, VPN and Internet and E-Business solutions.

SG&A expenses increased by $3,832 or 3.8%, to $104,157 in the second quarter of 2001 from $100,325 in the second quarter of 2000. SG&A expenses increased by $20,482 or 10.6%, to $213,271 in the first six months of 2001 from $192,789 in the first six months of 2000. These increases were mainly due to increased uncollectible accounts primarily as a result of the financial difficulties experienced by wholesalers and ISPs, development of the sales force and as a result of acquisitions.


EBITDA 1


EBITDA increased to $25,548 in the second quarter of 2001 from $16,116 in the second quarter of 2000. On a percentage of revenue basis, EBITDA grew to 6.8% in second quarter of 2001 from 4.3% in the second quarter of 2000.

EBITDA increased to $57,107 in the first six months of 2001 from $38,218 in the first six months of 2000. On a percentage of revenue basis, EBITDA grew to 7.5% in the first six months of 2001 from 5.2% in the first six months of 2000.

----------
1 EBITDA is a financial measure commonly used in the telecommunications and other industries and is presented to assit in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with Canadian or U.S. GAAP.

Other Expenses

Other expenses were $6,731 and $8,800 for the second quarter of 2001 and the first six months in 2001, respectively. These amounts include a $9.4 million loss on the sale of the TigerTel Call Centers in May 2001, and foreign exchange gains and losses.


Depreciation and Amortization

Depreciation and amortization expense increased to $112,701 and $221,049 for the second quarter and the first six months of 2001, compared to $95,262 and $182,206 for the second quarter and the first six months of 2000, respectively. The increase was primarily due to the Company's strategic acquisitions in 2000 and 2001 and an increase in the level of depreciation due to the Company's capital spending program.


Interest Income and Expense

Interest income increased to $7,096 in the second quarter of 2001 from $5,312 in the second quarter of 2000. The increase of $1,784 was due to higher average cash and short-term deposits versus the second quarter of 2000.

Interest income decreased to $8,605 in the first six months of 2001 from $11,007 in the first six months of 2000. The decrease of $2,402 was due to lower average cash and short-term deposits resulting from low cash and short-term deposits during the first two months of 2001 and lower interest rate versus the first six months of 2000.

Interest expense increased to $103,066 in the second quarter of 2001 from $80,841 in the second quarter of 2000. Of the interest expensed, $9,826 represented cash interest payments, $35,345 was accreted on the Senior Discount notes, and the remaining $57,895 was accrued interest. The increased expense was due to higher average debt balances and interest on advances from the credit facility.

Interest  expense  increased  to  $191,362  in the first six months of 2001 from
$153,510 in the first six months of 2000. Of the interest expensed, $55,026 represented cash interest payments, $69,931 was accreted on the Senior Discount notes, and the remaining $66,405 was accrued interest. The increased expense was due to higher average debt balances and interest on advances from the credit facility.


Integration costs and provision for restructuring

During the second quarter and the first six months of 2001, the provision for restructuring and asset write-downs has been drawn down by $1,282 and $4,331, respectively, representing cash payments during the period. The remaining balance of $17,895 represents expenditures for lease and other contract cancellations related to excess space in various leased premises, and termination penalties of contracts with alternate access facility providers where settlement of penalties has not been mutually agreed to or the flow of payment remains outstanding.

See  additional   discussion  of  the   integration   costs  and  provision  for
restructuring in Note 10 to 2000 Annual Consolidated Financial Statements.

Recent Developments

On July 27, 2001, the Company announced a cost savings program, which includes the reduction of its workforce by approximately 500 employees. These measures are being taken to align the Company's cost structure with current growth opportunities that have been impacted by a weakened economy. The Company will record a provision for the costs associated with this program in the third quarter of 2001.



Liquidity and Capital Resources


Cash Flow from Operating Activities

During the second quarter of 2001, net cash used in operating activities was $920. During the quarter, net cash generated through non-cash working capital was $32,937, which was mainly due to interest expenses in excess of interest payments.

During the first six months of 2001, net cash used in operating activities was $38,405. Included in this amount was net cash generated through non-cash working capital of $9,604, which was mainly due to increased accounts receivable collections and interest expenses in excess of interest payments, partially offset by lower payables during the first six months of 2001.


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

Expenditures on property, plant and equipment during the second quarter and the first six months of 2001 totaled $104,979 and $233,959 respectively compared to $119,977 and $235,939 for the second quarter and the first six months of 2000, respectively. The lower spending level in 2001 is consistent with the Company's capital spending program for 2001 and focuses on the development of its broadband IP network to support new data, Internet and E-Business solutions, information technology infrastructure and growth from customer demand.


Liquidity

The Company used cash of $111,913 in the second quarter ending June 30, 2001 to fund operations, capital spending and corporate development activities. This requirement was funded with cash on hand, the proceeds from the unwind of certain foreign exchange contracts and proceeds from the issuance of equity for stock options exercised.

The  Company  used cash of  $278,542  in the  first  six  months of 2001 to fund operations, capital spending and corporate development activities. This requirement was funded with a $100,000 draw from the Senior Credit Facility, U.S. $500,000 in proceeds from the 7.65% Senior Notes issued March 30, 2001, the proceeds from the unwind of foreign exchange contracts, cash on hand and proceeds from the issuance of equity for stock options exercised.

The Company will need capital to fund its capital spending program and its operating and working capital requirements. The terms of certain debt agreements specify that new debt can only be used to fund up to 90% of capital asset additions with the balance to be funded principally from operations and other sources. The Company will fund capital expenditures through the proceeds from the U.S. $500,000 of 7.65% Senior Notes issued March 30, 2001, the proceeds from the unwind of foreign exchange contracts and advances under its Senior Credit Facility. The Company will meet its operating and working capital requirements from cash on hand, advances under its Senior Credit Facility and the proceeds from an accounts receivable securitization as discussed below. The Company believes that it has adequate liquidity to meet its financial obligations as they fall due. However, should cash generated from operating activities or spending under its capital programs deviate from forecasted levels, or should the Company no longer have access to its current facilities, there can be no assurances that sufficient additional debt or equity financing will be available on terms acceptable to the Company.

The Company has issued significant amounts of U.S. dollar-denominated debt and is therefore exposed to the risk of fluctuations in the relationship between the value of Canadian and U.S. dollars. At June 30, 2001, the U.S. dollar denominated debt amounted to $2.7 billion (Cdn $4.1 billion). To hedge its foreign currency exposure, the Company has a variety of financial instruments including foreign currency options, cross currency interest rate swaps and forward exchange contracts, which the Company continually evaluates. At June 30, 2001, the Company had hedged 75.8% of its cash debt, principal and interest, service requirements to 2008.

In May 2001, the Company unwound certain swaptions, cross-currency swaps and a forward contract for proceeds of $123,965, which resulted in a deferred gain of $29,596. This gain will be recognized in earnings over the remaining term of the underlying debt for which these derivatives were designated as Cash Flow Hedges. These derivatives were replaced with new cross-currency swaps and forward contracts at current market rates.

On July 20, 2001, the Company sold certain of its customer receivables in a securitization program for proceeds of $100,000. The maximum cash proceeds that can be funded under the program are $150,000.


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


Notes Offering

Since January 2001, the Company issued and sold Senior Notes as follows:


7.65% Note Offering

On March 30, 2001, the Company issued and sold U.S. $500 million of 7.65% Senior Notes due 2006 at a price of 99.648% of the stated principal amount per Note which constituted an additional issuance to the 7.65% Senior Notes issued September 22, 1999 (the combined issuance are defined as the "7.65% Notes"). The 7.65% Notes will mature on September 15, 2006. Interest on the 7.65% Notes is payable semi-annually in cash in arrears on March 15 and September 15 each year, commencing on September 15, 2001.



Risks & Uncertainties


See  discussion  on  the  Company's  Risks  &   Uncertainties   section  of  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations" included in AT&T Canada's 2000 Annual Report.

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

                  (d)  Not applicable

         Item 3.  Defaults Upon Senior Securities

                  None

          Item 4. Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of the shareholders of the registrant was held on May 2, 2001;

                  (b) Election of Directors - all Directors were voted for unanimously without dissent.

                        Nominee

                        Andre Bureau
                        Steven B. Chisholm
                        Purdy Crawford
                        John Haigh
                        Stephen H. Halperin
                        Alan D. Horn
                        Philip R. Ladouceur
                        James J. Meenan
                        Jonathan M. Nelson
                        Edward S. Rogers
                        Paul J. Salem
                        D. Craig Young

                  (c) Holders of Class A voting shares voted at this meeting on the following matters which were set forth in the registrant's proxy dated March 19, 2001.

                        (i) Ratification of Auditors - KPMG was ratified as the auditors to audit the registrant's financial statements for the year 2001. The ratification of Auditors was voted for unanimously without dissent.

                        (ii) Directors Proposals that the Shareholders amend the
                             1999 Employee Stock Option Plan (the "Plan") to increase the number of Class B Non-voting Shares that may be issued upon exercise of stock options granted under the Plan from 8.8 million to 9.5 million shares. The holders of the Class A Deposit Receipts and the Class B Deposit Receipts approved the amendment by a vote of 74,875,763 votes for 7,937,325 votes against and 14,528,642 abstentions.

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 6-K

                  (a)       Exhibits

                            None

                  (b)       Reports on Form 6-K

                    i) On May 3, 2001, the Company filed a Report on Form 6-K for the month of May 2001 with the Commission regarding the Company's first quarter 2001 Financial Results Press Release. This Report on 6-K included the Company's (a) condensed consolidated statement of operations for the three months ended December 31, 2000, and March 31, 2000 and 2001; (b) condensed consolidated balance sheets as at March 31, 2000 and 2001; (c) selected quarterly statistical data for the three months ended December 31, 2000, and March 31, 2000 and 2001.

                    ii) On May 14, 2001, the Company filed a Report on Form 6-K for the month of May 2001 with the Commission regarding the Company's Material Change Report filed in Canada with respect to its acquisition of MONTAGE eIntegration Inc.

                    iii) On July 24, 2001, the Company filed a Report on Form 6-K for the month of July 2001 with the Commission regarding the Company's Material Change Report filed in Canada with respect to its accounts receivable securitization.

                    iv) On July 27, 2001, the Company filed a Report on Form 6-K for the month of July 2001 with the Commission regarding the Company's second quarter 2001 Financial Results Press Release. This Report on 6-K included the Company's (a) condensed consolidated statement of operations for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and June 30, 2001; (b) condensed consolidated balance sheets as at June 30, 2001 and December 31, 2000; (c) selected quarterly statistical data for the three months ended March 31, 2001, and June 30, 2000 and 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AT&T CANADA INC.





Date:  August 7, 2001     /s/ David Lazzarato
                      -----------------------------------------------------
                          David Lazzarato
                          Executive Vice President and Chief Financial Officer
                          (For the Registrant and Principal Financial Officer)