Form 10-Q
period 2001-09-30
AT&T CANADA INC
filed 2001-11-15
CIK 1045359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ......... to ............

                         COMMISSION FILE NUMBER 0-29536
                                                -------

                                AT&T CANADA INC.

             (exact name of registrant as specified in its charter)

               Canada                                  43-1656187
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

                          Yes   X           No
                              -----            ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                              OUTSTANDING AT NOVEMBER 2, 2001

 Class A Voting Shares                                  309,064
 Class A Deposit Receipts(1)                            236,924
 Class B Non-Voting Shares                           99,508,533
 Class B Deposit Receipts(2)                         99,508,533

(Former Name, former address and former fiscal year if changed since last report)
--------------------------------------------------------------------------------



------------
(1) The Class A Deposit Receipts represent a beneficial interest in 236,924 of the 309,064 Class A Voting Shares referred to above.

(2) The Class B Deposit Receipts represent a beneficial interest in the 99,508,533 Class B Non-Voting Shares referred to above.

INDEX

                                                                         PAGE
PART I.       FINANCIAL INFORMATION                                     NUMBER
                                                                        ------
Item 1.            Financial Statements                                     3

                   Consolidated Balance Sheets                              3

                   Consolidated Statements of Operations and Deficit        4

                   Consolidated Statement of Cash Flows                     5

                   Notes to Consolidated Financial Statements               6-17

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     18-25

Item 3.            Quantitative and Qualitative Disclosures About
                   Market Risk                                             25

PART II.      OTHER INFORMATION
Item 1.            Legal Proceedings                                       26

Item 2.            Changes in Securities and Use of Proceeds               26

Item 3.            Defaults Upon Senior Securities                         26

Item 4.            Submission of Matters to a Vote of Security Holders     26

Item 5.            Other Information                                       26

Item 6.            Exhibits and Reports on Form 6-K                        27

SIGNATURES                                                                 28

PART I. Financial Information
        Item 1. Financial Statements

                                AT&T CANADA INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (in thousands of dollars)

                                              SEPTEMBER 30,         DECEMBER 31,
                                                  2001                 2000
                                              -------------         ------------
                                               (unaudited)            (audited)
ASSETS
Current assets:
  Cash and short term deposits                $    519,556        $       68,587
  Accounts receivable (note 4)                      58,583               242,161
  Other current assets                              24,638                12,922
                                            --------------        --------------
                                                   602,777               323,670

Property, plant and equipment                    2,185,888             2,120,659
Goodwill                                         1,668,951             1,705,155
Other assets, net                                  152,989               112,691
Deferred pension asset                              11,310                10,626
Deferred foreign exchange                          108,448                40,853
                                            --------------        --------------
                                            $    4,730,363        $    4,313,654
                                            --------------        --------------

LIABILITIES AND SHAREHOLDERS'
EQUITY/(DEFICIENCY)

Current liabilities:
  Accounts payable                            $     55,647        $      78,961
  Accrued interest payable                          26,883               43,589
  Accrued liabilities                              255,929              270,640
  Income taxes payable                               5,069                3,655
  Current portion of capital lease
    obligations (note 5)                               893                2,210
                                            --------------        --------------
                                                   344,421              399,055

Long term debt (note 5)                          4,576,434            3,628,465
Other long term liabilities                         36,434               26,581

Shareholders' equity/(deficiency)
  Common shares (a)                              1,121,436            1,039,065
  Warrants                                             805                1,192
  Deficit                                       (1,349,167)            (780,704)
                                            --------------        --------------
                                                  (226,926)             259,553
                                            --------------        --------------
                                             $   4,730,363       $    4,313,654
                                            --------------        --------------
                                            --------------        --------------

  See accompanying Condensed Notes to Interim Consolidated Financial Statements

Supplemental Information:
(a) Share Capital is comprised of convertible Class A Voting and Class B Non-Voting Shares

                                AT&T CANADA INC.
           INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                      (in thousands of dollars) (unaudited)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                    2001             2000            2001           2000
                                                 ----------      -----------     -------------   ------------
Revenue                                          $  387,221      $   380,056     $ 1,150,252   $  1,119,076

Expenses
  Service costs                                     253,157          264,219         745,810        772,232
  Selling, general and administrative               103,764          106,544         317,035        299,333
                                                 ----------      -----------     -------------   ------------
Earnings before interest, taxes, depreciation
and amortization and workforce reduction
costs                                                30,300            9,293          87,407         47,511

Workforce reduction costs (note 6)                  (21,901)            -            (21,901)           -
                                                 ----------      -----------     -------------   ------------
Earnings before interest, taxes,depreciation
and amortization                                      8,399            9,293          65,506         47,511

Depreciation and amortization                       119,179          103,951         340,228        286,157
                                                 ----------      -----------     -------------   ------------
Loss from operations                               (110,780)         (94,658)       (274,722)      (238,646)

Other income (expense):
  Interest income                                     6,817            3,821           15,422         14,799
  Interest expense                                 (103,762)         (81,113)        (295,124)      (234,594)
  Other income (expense)                                724           13,001           (8,076)        13,214
                                                 ----------      -----------     -------------   ------------
Loss before minority interest and income
taxes                                              (207,001)        (158,949)        (562,500)      (445,227)

Minority interest                                     -               35,919            -            101,778

Provision for income taxes                           (1,954)            (937)          (5,963)        (4,171)
                                                 ----------      -----------     -------------   ------------
Loss for the period                                (208,955)        (123,967)        (568,463)      (347,620)

Deficit, beginning of period                     (1,140,212)        (481,150)        (780,704)      (257,497)
                                                 ----------      -----------     -------------   ------------
Deficit, end of period                        $  (1,349,167)    $   (605,117)   $  (1,349,167)   $  (605,117)
                                                 ----------      -----------     -------------   ------------
                                                 ----------      -----------     -------------   ------------
Basic & Diluted loss per common share         $       (2.11)       $   (1.30)      $   (5.80)      $  (3.65)
                                                 ----------      -----------     -------------   ------------
                                                 ----------      -----------     -------------   ------------
Weighted average number of common shares
outstanding (in thousands)                           99,121           95,382          98,023         95,268
                                                 ----------      -----------     -------------   ------------
                                                 ----------      -----------     -------------   ------------
Diluted weighted average shares outstanding (in
thousands) (note 8)                                 144,639          142,229         143,922        144,020
                                                 ----------      -----------     -------------   ------------
                                                 ----------      -----------     -------------   ------------

 See accompanying Condensed Notes to Interim Consolidated Financial Statements

                                AT&T CANADA INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands of dollars) (unaudited)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                            2001         2000          2001           2000
                                                        -----------   -----------   ----------    -----------
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES:
  Loss for the period                                   $  (208,955)  $ (123,967)   $ (568,463)   $ (347,620)

  Adjustments required to reconcile loss to cash flows
    from operating activities:
    Depreciation and amortization                          119,179       103,951       340,228       286,157
    Accretion of senior discount note interest              36,755        31,912       106,686        92,596
    Amortization of debt issuance costs                      3,326         3,807        11,309        11,543
    Amortization of deferred foreign exchange                  946           -           5,548          -
    Amortization of deferred gain on sale of cross
      currency swaps and forward contracts                  (1,633)          -          (2,449)         -
    Minority interest                                         -          (35,919)         -          101,778)
    Loss (gain) on disposition of investment                  -          (12,917)        9,375       (12,917)
    Other                                                     (113)        3,030          (738)        5,244
                                                        -----------   -----------   ----------    -----------
                                                           (50,495)      (30,103)      (98,504)      (66,775)

    Change in non-cash working capital                      65,930         7,794        75,534      (168,048)
                                                        -----------   -----------   ----------    -----------
  Net cash generated by (used in) operating activities      15,435       (22,309)      (22,970)     (234,823)
INVESTING ACTIVITIES:
  Acquisitions, net of cash (bank indebtedness) acquired   (25,000)        -           (45,502)     (193,855)
  Disposition of investments (net of disposition costs)       -           17,960         3,401        17,960
  Additions to property, plant and equipment               (68,949)     (129,707)     (283,932)     (365,646)
  Decrease (increase) in other assets                       (1,049)       (1,989)       (9,102)      (15,603)
  Decrease in restricted investments                          -           22,060           -          42,429
  Other                                                       -           (2,120)          -          (2,949)
                                                        -----------   -----------   ----------    -----------
  Net cash used in investing activities                    (94,998)      (93,796)     (335,135)     (517,664)

FINANCING ACTIVITIES:
  Issue of share capital, net of issue costs                 9,390         3,390        37,318        26,953
  Termination of cross currency swaps and forward
    contracts                                                 -             -          123,965           -
  Issues (repayment) of long term debt                      30,000       (10,571)      663,159       570,501
  Debt issue costs                                              (2)           -         (5,993)       (3,223)
  Increase (decrease) in other long term liabilities           141           296           404           717
  Repayment of capital lease                                  (483)       (1,277)       (1,584)       (1,827)
                                                        -----------   -----------   ----------    -----------
  Net cash generated by (used in) financing activities      39,046        (8,162)      817,269       593,121
EFFECT OF EXCHANGE RATE CHANGES                              7,922         1,320        (8,195)       (7,046)
                                                        -----------   -----------   ----------    -----------
INCREASE (DECREASE) IN CASH AND SHORT-TERM DEPOSITS        (32,595)     (122,947)      450,969       (166,412)
CASH AND SHORT-TERM DEPOSITS, BEGINNING OF PERIOD          552,151       245,866        68,587        289,331
                                                        -----------   -----------   ----------    -----------
CASH AND SHORT-TERM DEPOSITS, END OF PERIOD             $  519,556   $   122,919   $   519,556   $    122,919
                                                        -----------   -----------   ----------    -----------
                                                        -----------   -----------   ----------    -----------
              See accompanying Condensed Notes to Interim Consolidated Financial Statements

Supplemental Information:

Income taxes paid                                       $    1,315   $       912   $     4,887     $     6,061
Interest paid                                           $   03,443   $    70,571   $   194,945     $   142,246
Class B non-voting shares issued in acquisitions        $      -     $       -     $    44,666     $    45,385

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


1.     BASIS OF PRESENTATION:


       The accompanying interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined in note 12.


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


       The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       SIGNIFICANT ACCOUNTING POLICIES:

         (a) These interim consolidated financial statements are prepared following accounting policies consistent with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, except that effective January 1, 2001, the Company adopted the "Earnings per Share" standards issued by the Canadian Institute of Chartered Accountants. The standard requires the use of the treasury stock method for calculating diluted earnings per share consistent with United States generally accepted accounting principles. For the periods presented, all stock options and warrants outstanding are anti-dilutive, and therefore, the diluted loss per share is the basic loss per share.

         (b) When the Company sells its accounts receivable, it retains a subordinated reserve portion of the accounts receivable sold. Losses on the sale of accounts receivable are recorded in the statement of operations at the date of sale. The amount of the losses depends in part on the carrying amount of the accounts receivable involved in the transfer, allocated between the accounts receivable sold and the Company's retained interest based on their relative fair value at the date of the transfer. The Company measures fair value based on the expected future cash receipts to be realized using management's best estimates of key assumptions for credit and dilution losses, collection term of the accounts receivable, and the trust's contracted return.

               RECENT PRONOUNCEMENTS:

         (c) In August 2001, the Accounting Standards Board (AcSB) issued HB 1581, BUSINESS COMBINATIONS, and HB 3062, GOODWILL AND OTHER INTANGIBLE ASSETS. The new sections are consistent with equivalent U.S. pronouncements, SFAS No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, issued by the FASB in July 2001.

               HB 1581 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. HB 1581 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

               HB 3062 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment using a fair value approach rather than the undiscounted cash flow approach previously used. Intangible assets that do have definite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with HB 3062. The Company is required to adopt HB 3062 effective January 1, 2002.

               The Company is currently evaluating the impact of the adoption of HB 1581 and HB 3062 and has not yet determined the effect of adoption on its results of operations or financial condition.

         (d) The AcSB has recently approved amendments to CICA HANDBOOK - ACCOUNTING, Section 1650, FOREIGN CURRENCY TRANSLATION, and a new Accounting Guideline, HEDGING RELATIONSHIPS.

               The proposed amendments eliminate the deferral and amortization of unrealized translation gains and losses on foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the fiscal year following the current reporting period. The amendments add a requirement to disclose exchange gains and losses, and propose requirements for the identification, documentation, designation and effectiveness of hedges requiring entities to adopt rigorous hedge documentation and effectiveness assessment processes. The amendments are expected to be effective for fiscal years beginning on or after January 1, 2002 with retroactive application required.

               The Company is currently evaluating the impact of the amendments of HB 1650 and has not yet determined the effect of adoption on its results of operations or financial condition.

3.   ACQUISITIONS AND DISPOSITIONS:


           On May 1, 2001, the Company disposed of the TigerTel Call Centres and Voice Messaging operations. Proceeds on disposition were $3.6 million in cash. The disposition generated a loss on sale of $9.4 million before income taxes.


           On June 1, 2001, the Company acquired all of the issued and outstanding shares of MONTAGE eIntegration Inc. ("MONTAGE"). MONTAGE is a Canadian E-Business solutions integrator focused on transforming traditional organizations into connected enterprises through Internet technologies. The acquisition has been accounted for by the purchase method and the results of operations are included from the date of acquisition. Consideration of $59.9 million was paid on closing, comprised of $15.2 million in cash and $44.7 million represented by 967,355 Class B Non-Voting Shares. The vendors have the potential to earn up to an additional $30.0 million contingent upon the attainment by June 30, 2002 of certain specified performance targets. Any earned contingent consideration is payable over the three year period ending June 30, 2004 and will be recorded once the contingent amount is determinable. A portion of the contingent payment will be accounted for as additional purchase price with the balance recorded as compensation expense.


           The allocation of the purchase price, including acquisition costs, to the net assets acquired at fair values is as follows:


--------------------------------------------------------------------------------

            Current assets                                $    15,799
            Capital assets                                      4,716
            Goodwill                                           52,375
--------------------------------------------------------------------------------
                                                              72,890

            Current liabilities                                12,063

--------------------------------------------------------------------------------
            Purchase price                                $    60,827
--------------------------------------------------------------------------------

            On May 31, 2000, the Company acquired all of the issued and outstanding shares of DMC Inc. Purchase consideration of $95.5 million was funded by a combination of the issuance of 769,231 of the Company's Class B Non-Voting Shares priced at market on date of acquisition and $50 million in cash, $25 million of which was held in escrow, pending attainment of certain specified performance targets. In July 2001, the remaining $25 million of the purchase consideration was paid.

4.   ACCOUNTS RECEIVABLE SECURITIZATION:


           On July 20, 2001, the Company signed a securitization agreement with a special purpose trust. Under the terms of the securitization agreement, the Company has the ability to sell certain of its accounts receivable on a revolving basis through securitization transactions at varying monthly limits. The maximum cash proceeds that may be funded under the program are $150 million. The accounts receivable pool consists of the Company's trade accounts receivable for telecommunications products and services rendered.


           When the accounts receivables are sold to the trust, the Company retains a subordinated reserve portion of the accounts receivable sold and ongoing servicing responsibilities. The Company's subordinated retained interest represents the right to receive cash collections arising after the investors in the securitization trust have received their principal invested and a contracted return on their investment. The investors and the trust have no recourse against the Company beyond the level of the trust assets. The Company does not receive compensation for its servicing responsibilities.


           Losses on the sale of accounts receivable are recorded in the statement of operations at the date of sale. The amount of the losses depends in part on the carrying amount of the accounts receivable involved in the transfer, allocated between the accounts receivable sold and the Company's retained interest based on their relative fair value at the date of the transfer. The Company measures fair value based on the expected future cash receipts to be realized using management's best estimates of key assumptions for credit and dilution losses, collection term of the accounts receivable, and the trust's contracted return.


           During the third quarter of 2001, the Company sold accounts receivable for initial proceeds of $100 million and recorded a loss of $0.4 million, representing primarily one-time costs relating to establishing the agreement.


           The following table illustrates the effect of securitization on the Company's balance sheet as at September 30, 2001.

           Total cash received                                           $  97.0

           Total accounts receivable sold                                 $139.2

           Retained interest in "Other Assets"                            $ 51.6

           Purchase discount payments in "Other Long Term Liabilities"    $  9.4


5.     LONG-TERM DEBT:

       ------------------------------------------------------------------------------------------------------------
                                                                            September 30,         December 31,
                                                                                     2001                 2000
       ------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)            (Audited)
       12.0% Senior Notes (2001 - U.S. $248.5 million;
         December 31, 2000 - U.S. $248.4 million)                          $      392,334       $      372,419
       10.75% Senior Discount Notes (2001 - U.S. $151.8 million;
         December 31, 2000 - U.S. $140.4 million)                                 239,614              210,455
       9.95% Senior Discount Notes (2001 - U.S. $822.2 million;
         December 31, 2000 - U.S. $764.3 million)                               1,297,797            1,146,036
       10.625% Senior Notes (2001 - U.S. $225.0 million;
         December 31, 2000 - U.S. $225.0 million)                                 355,163              337,388
       7.65% Senior Notes (2001 - U.S. $1.0 billion;
         December 31, 2000 - U.S. $500.0 million) (a)                           1,578,500              749,750
       7.15% Senior Notes                                                         150,000              150,000
       7.625% Senior Notes (U.S. $250.0 million)                                  394,625              374,875
       Senior Credit Facilities (b)                                               150,000              270,000
       Capital lease obligations                                                   19,294               19,752
       ------------------------------------------------------------------------------------------------------------
                                                                                4,577,327            3,630,675

       Less current portion of capital lease obligations                              893                2,210
       ------------------------------------------------------------------------------------------------------------

                                                                           $    4,576,434       $    3,628,465
       ------------------------------------------------------------------------------------------------------------
       ------------------------------------------------------------------------------------------------------------


       At September 30, 2001, principal repayments on long-term debt required within five years consist of $150 million for the 7.15% Senior Notes due in 2004, U.S. $250 million for the 7.625% Senior Notes due 2005, U.S. $1 billion for the 7.65% Senior Notes due 2006 and $150 million of the Credit Facility due 2003 through to 2004.


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


           As at September 30, 2001, $150 million has been drawn under the revolving term facility.


           The Company is in compliance with all of its debt covenants.


6.   WORKFORCE REDUCTION COSTS


     During the third quarter of 2001, the Company recorded a provision of $21.9 million principally for severance and benefits related to the termination of approximately 650 personnel, achieved through terminations, attrition and non-renewal of contract personnel. The personnel terminated are from various areas across the Company including marketing, network services, customer service, Internet and E-Business solutions services and administration. The Company expects to substantially complete the terminations by December 31, 2001.



7.   FINANCIAL INSTRUMENTS


       (a) Fair values of financial assets and liabilities:

            The fair values of cash and short-term deposits, accounts receivable, accounts payable, accrued liabilities and accrued interest payable approximate their carrying values due to the short-term nature of these instruments.

            The fair value of long-term debt, including the attached warrants, at September 30, 2001 was approximately $2,580.7 million (December 31, 2000 - $3,710.9 million), based on current trading values.

            The fair value of foreign currency options, cross currency swaps and forward contracts at September 30, 2001 was approximately $191.6 million (December 31, 2000 - $84.5 million), based on current trading values.


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

           As at September 30, 2001, the Company had purchased the following financial instruments to hedge the exposure on the U.S. dollar denominated financings:
           i. Two foreign currency options, with a notional value of U.S. $207 million, that give the Company the right to i) acquire U.S. dollars at the current exchange rate at a specified date in the future, ii) acquire U.S. dollars at an already determined exchange rate, or iii) to enter into a cross currency interest exchange agreement to convert U.S. dollar interest payments at a specified rate on a notional Canadian dollar principal amount. The fair value of these two options at September 30, 2001 was $32.2 million.

           ii. Twenty cross currency swaps with a notional value of U.S. $1,683.0 million. The Company is obligated to purchase U.S. $1,683.0 million between September 2005 and June 2008 at rates that range from Cdn. $1.4675 to $1.55 per U.S. $1.00. The fair value of these swaps at September 30, 2001 was $145.9 million.

           iii. Two forward exchange contracts under which the Company sold $475.0 million U.S. dollars on August 31, 2001 at a rate of Cdn. $1.5492 to U.S. $1.00. The Company is obligated to buy U.S. $475.0 million on November 30, 2001 at the rate of Cdn. $1.552 to U.S. $1.00. The fair value of this forward exchange contract as at September 30, 2001 was $13.5 million.

        The above noted financial instruments, the U.S. cash held and short term deposits hedge the fixed rate U.S. dollar denominated debt.


       (c) Interest rate risk:


           The following table summarizes the Company's exposure to interest rate risk.

           -------------------------------------------------------------------------------------------------------------
                                                            Fixed interest rate maturing within
           -------------------------------------------------------------------------------------------------------------
                                               Floating                                  After    Non-interest
           September 30, 2001 (Unaudited)          rate       1 year    1 - 5 years    5 years         bearing
           -------------------------------------------------------------------------------------------------------------
           FINANCIAL ASSETS:

           Cash and short-term deposits     $   519,556    $       -     $      -    $       -     $       -
           Accounts receivable                      -              -            -            -          58,583

           FINANCIAL LIABILITIES:

           Current liabilities                      -              893          -            -         343,528
           Long-term debt                       150,000            -      2,141,526    2,284,908           -

           -------------------------------------------------------------------------------------------------------------


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


8.       DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING:

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


       The diluted shares include the ownership by AT&T Corp. and British Telecommunications plc (BT) in AT&T Canada Corp., the Company's principal operating subsidiary, equivalent to approximately 43.7 million shares. The exercise of options and warrants outstanding at September 30, 2001 would have an anti-dilutive effect on the earnings per share and is therefore excluded from the calculation.


       On October 16, 2001, AT&T Corp. announced that it will assume BT's interest in the Company as part of the decision to unwind Concert, its global joint venture with BT. The transaction is expected to close by the middle of 2002.



9.     SEGMENTED INFORMATION:


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

       Revenue by product is as follows:

       ----------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended                 Nine months ended
                                                                    September 30,                      September 30,
                                                                   2001         2000                 2001           2000
       ----------------------------------------------------------------------------------------------------------------------
                                                              (unaudited)    (unaudited)        (unaudited)   (unaudited)
       Data                                                    $  125,024     $  120,119        $  363,291   $    342,861
       Local                                                       52,207         45,322           150,641        129,974
       Internet and E-Business solutions                           46,421         36,437           124,162         89,820
       Other                                                        3,846          3,931            16,515         26,139
       ----------------------------------------------------------------------------------------------------------------------
                                                               $  227,498     $  205,809        $  654,609   $    588,794

       Long distance                                              159,723        174,247           495,643        530,282
       ----------------------------------------------------------------------------------------------------------------------
                                                              $  387,221      $  380,056       $ 1,150,252   $  1,119,076
       ----------------------------------------------------------------------------------------------------------------------
       ----------------------------------------------------------------------------------------------------------------------


       During the periods ended September 30, 2001, no customers of the Company individually represented more than 10% of the Company's revenues.

10.    RELATED PARTY TRANSACTIONS:

       Services are exchanged between the Company and its shareholders and certain of their subsidiaries. These transactions are in the normal course of operations and are measured at the exchange amounts being the amounts agreed to by the parties.

       Transactions with related parties were as follows:

       -----------------------------------------------------------------------------------------------------------------------
                                               Three months ended                                 Nine months ended
                                                 September 30,                                     September 30,
                                            2001             2000                               2001           2000
       -----------------------------------------------------------------------------------------------------------------------
                                        (Unaudited)       (Unaudited)                     (Unaudited)      (Unaudited)
       Revenue                           $ 37,870          $ 31,271                        $ 106,115       $  84,691
       Expenses                          $ 22,347          $ 30,432                        $  77,665       $  81,241

       -----------------------------------------------------------------------------------------------------------------------
       -----------------------------------------------------------------------------------------------------------------------

       Amounts due from and to the related parties are as follows:

       -------------------------------------------------------------------------------------------------------------------

                                                                            September 30,         December 31,
                                                                                     2001                 2000
       -------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)            (Audited)

       Accounts receivable                                                     $ 18,146              $14,265
       Accounts payable                                                        $ 10,392              $12,181

       -------------------------------------------------------------------------------------------------------------------
       -------------------------------------------------------------------------------------------------------------------

11.    RECLASSIFICATION OF PRIOR PERIOD AMOUNTS

       Certain amounts presented in the prior periods have been reclassified to conform with the presentation adopted in the current year.



12. RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES


       The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined below:


       Statements of operations:


            The application of U.S. GAAP would have the following effect on loss for the year, deficit and basic loss per common share as reported:


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30                  SEPTEMBER 30
             (in thousands of dollars), unaudited                   2001           2000           2001          2000
                                                                 -------------  -----------  -------------  -----------
             Net loss for the period, Canadian GAAP              $   (208,955)  $ (123,967)  $   (568,463)  $ (347,620)
             Stock-based compensation expense (i)                        (229)      (3,453)          (460)      (3,753)
             Unrealized gain/(loss) on derivative instruments (ii)    (31,141)       -            (24,281)        -
                                                                 -------------  -----------  -------------  -----------
             Net loss for the period, U.S. GAAP                      (240,325)    (127,420)      (593,204)    (351,373)

             Opening deficit, U.S. GAAP                            (1,147,059)    (477,708)      (794,180)    (253,755)
                                                                 -------------  -----------  -------------  -----------
             Ending deficit, U.S. GAAP                           $ (1,387,384)  $ (605,128)  $ (1,387,384)  $ (605,128)
                                                                 -------------  -----------  -------------  -----------
                                                                 -------------  -----------  -------------  -----------

             Basic & Diluted loss per common share under U.S. GAAP  $   (2.42)  $    (1.34)  $      (6.05)  $    (3.69)
                                                                 -------------  -----------  -------------  -----------
                                                                 -------------  -----------  -------------  -----------

             Weighted average number of common shares outstanding       99,121      95,382         98,023       95,268



            (i) Stock-based compensation expense:


                For U.S. GAAP purposes, the Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for U.S. GAAP purposes has been recognized at the date of share purchases or option grants at the amount by which the quoted market price of the stock exceeds the amount an employee must pay to acquire the stock.


                In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." ("FIN 44"). FIN 44 clarifies the following: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company accounted for FIN 44 in 2000 as part of the reconciliation to accounting principles generally accepted in the United States.

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

                In May 2001, the Company unwound certain swaptions, cross-currency swaps and a forward contract. The related AOCI balances of the derivatives unwound represented a deferred gain of $29.6 million. This gain is being recognized in earnings over the remaining term of the underlying debt for which these derivatives were designated as cash flow hedges. The gains to be recognized in future periods are as follows:

                           PERIOD                             GAIN
                                                              (`000S)
                           2001 - 4th quarter                 $  1,560
                           2002                               $  6,242
                           2003                               $  6,242
                           2004                               $  6,242
                           2005                               $  3,466
                           2006                               $  2,344
                           2007 and thereafter                $  1,138
                                                              --------
                                                               $27,234
                                                              --------
                                                              --------

                For the quarter ending September 30, 2001, as a result of SFAS 133 relative to Canadian GAAP, the Company realized a loss of $31.2 million due to the unfavourable change in market value of the unhedged U.S. dollar denominated debt offset by the increase in the fair market value of foreign exchange forward contracts not designated as hedging instruments, the change in time value of the swaptions and recognition of $1.5 million of the deferred gain relating to the unwound swaps.

13. OTHER DISCLOSURES:

                Stock-based compensation expense disclosure:

                Had the Company determined compensation expense costs based on the fair value at the date of grant for stock options under SFAS No. 123, loss attributable to common shareholders and basic loss per share would have increased as indicated below.


                The Company utilized the Black-Scholes option pricing model to estimate the fair value at the date of grant for options granted subsequent to the Company's initial Public Offering. In third quarter of 2001, under the Black-Scholes model, 34,000 options with a weighted average fair value of $10.31 per share were granted using the following assumptions: risk free rate of return ranging from 4.56% to 5.52%, estimated volatility factor ranging from 0.3203 to 0.3318, estimated option life of five years and no dividend payments.


               -------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended           Nine months ended
                                                                           September 30,                September 30,
                                                                         2001         2000            2001         2000
               -------------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
               -------------------------------------------------------------------------------------------------------------------
                Loss attributable to common shareholders,
                  U.S. GAAP - as reported                            $(240,325)    $  (127,420)   $(593,204)    $ (351,373)
                Loss attributable to common shareholders,
                  U.S. GAAP - pro forma                               (253,751)       (141,168)     (633,538)     (392,617)
                Basic & Diluted Loss per share - as reported             (2.42)          (1.34)         (6.05)       (3.69)
                Basic & Diluted Loss per share - pro forma               (2.56)          (1.48)         (6.46)       (4.12)
                Weighted average number of shares outstanding           99,121          95,382        98,023        95,268
                (in thousands)

               -------------------------------------------------------------------------------------------------------------------
               -------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis should be read in conjunction with AT&T Canada Inc.'s Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in AT&T Canada's Inc.'s 2000 Annual Report ("Annual Report").

(Dollar amounts are stated in thousands of Canadian dollars except where otherwise noted)

FORWARD-LOOKING STATEMENTS


THIS DISCUSSION AND ANALYSIS EXPLAINS AT&T CANADA INC.'S (THE "COMPANY" OR "AT&T CANADA") FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000, AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY'S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS. CERTAIN STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: COMPETITION, TECHNOLOGICAL CHANGES, CHANGES TO THE REGULATORY ENVIRONMENT AND THE OTHER RISKS AND UNCERTAINTIES INCLUDED IN ANNUAL REPORT.

OVERVIEW


The Company's revenue was $387,221 and $1,150,252 for the third quarter of 2001 and the first nine months of 2001, respectively, compared to $380,056 and $1,119,076 for the comparable periods in the prior year. The Company's revenue from data, local and Internet and E-Business solutions and other services was $227,498 and $654,609 for the third quarter of 2001 and the first nine months of 2001 respectively, compared to $205,809 and $588,794 for the comparable periods in the prior year. Revenue from long distance services was $159,723 and $495,643 for the third quarter of 2001 and the first nine months of 2001 respectively, compared to $174,247 and $530,282 for the comparable periods in the prior year.


The Company's EBITDA, excluding workforce reduction costs, was $30,300 and $87,407 for the third quarter of 2001 and the first nine months of 2001, respectively, compared to $9,293 and $47,511 for the third quarter of 2000 and the first nine months of 2000, respectively. The EBITDA improvement was mainly due to a change in the Canadian regulatory environment whereby the Company's contribution costs have been reduced effective January 1, 2001.


The Company provides a full range of integrated communications products and services for Canadian businesses to communicate locally, nationally and globally, through its local and long haul broadband fiber optic network; and world class data, Internet, web hosting and E-business enabling capabilities. With its extensive local and long distance facilities and interconnection arrangements, the Company is capable of serving approximately 85% of the Canadian business telecommunications market. It has the greatest reach of any competitive carrier in Canada. Its strategic partnerships and interconnection agreements with other international service providers, including AT&T Corp. and British Telecommunications plc (BT), allow the Company to provide global voice, data, Internet and E-Business solutions to its business customers.

On October 16, 2001, AT&T Corp. announced that it will assume BT's interest in the Company as part of the decision to unwind Concert, its global joint venture with BT. The transaction is expected to close by the middle of 2002.

RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

KEY FINANCIAL DATA:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000             2001            2000
                                                -------------   -------------   -------------   -------------
                                                 (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
REVENUE
               Data                             $  125,024      $ 120,119       $    363,291      $  342,861
               Local                                52,207         45,322            150,641         129,974
               Internet and E-Business solutions    46,421         36,437            124,162          89,820
               Other                                 3,846          3,931             16,515          26,139
                                                -------------   -------------   -------------   -------------
                                                $  227,498      $ 205,809       $    654,609      $  588,794
               Long Distance                       159,723        174,247            495,643         530,282
                                                -------------   -------------   -------------   -------------
TOTAL REVENUE                                   $  387,221      $ 380,056       $  1,150,252    $  1,119,076
                                                -------------   -------------   -------------   -------------
                                                -------------   -------------   -------------   -------------
SERVICE COSTS                                   $  253,157      $ 264,219            745,810         772,232

GROSS MARGIN                                    $  134,064      $ 115,837       $    404,442      $  346,844
GROSS MARGIN %                                     34.6%           30.5%              35.2%           31.0%

SELLING, GENERAL AND ADMINISTRATIVE             $  103,764      $ 106,544       $  317,035         299,333
COSTS ("SG&A")

SG&A AS A % OF REVENUE                             26.8%          28.0%            27.6%           26.7%

EBITDA EXCLUDING WORKFORCE REDUCTION COSTS      $  30,300       $ 9,293         $  87,407       $  47,511

% OF REVENUE                                       7.8%           2.4%             7.6%            4.2%

WORKFORCE REDUCTION COSTS                       $  21,901       $ -             $  21,901       $  -

OTHER INCOME (EXPENSE)                          $  724          $ 13,001        $  (8,076)      $  13,214


REVENUE

The Company's proportion of revenue from data, local and Internet and E-Business solutions and other services grew to 59% and 57% of the portion of the Company's total revenue in the third quarter of 2001 and the first nine months of 2001, respectively, from 54% and 53% in the third quarter of 2000 and the first nine months of 2000, respectively. The Company's proportion of revenues from long distance services declined to 41% and 43% in the third quarter of 2001 and the first nine months of 2001, respectively, from 46% and 47% in the comparable periods in the prior year.

Data revenue increased by $4,905 or 4.1%, to $125,024 in the third quarter of 2001 from $120,119 in the third quarter of 2000. Data revenue increased by $20,430 or 6.0%, to $363,291 in the first nine months of 2001 from $342,861 in the first nine months of 2000. These increases were due to growth in Data VPN Frame Relay (the Company's virtual private network product), Asynchronous Transfer Mode ("ATM"), LAN/WAN, and high speed data (MACH), partially offset by decreases in legacy private line data services.

Local voice revenue increased by $6,885 or 15.2%, to $52,207 in the third quarter of 2001 from $45,322 in the third quarter of 2000. Local voice revenue increased by $20,667 or 15.9%, to $150,641 in the first nine months of 2001 from $129,974 in the first nine months of 2000. New local access lines added in the third quarter of 2001 and the first nine months of 2001, were 39,966 and 99,119, respectively. Included in the new lines were 12,172 lines and 42,430 lines in the third quarter of 2001 and the first nine months of 2001, respectively, relating to the customers transitioned to AT&T Canada from the customer base of a recently insolvent Canadian competitive local exchange carrier. As at September 30, 2001, the Company had completed an additional 8 local city networks, since the third quarter of 2000, to achieve a footprint of 29 cities. Local access lines in service totaled 510,091 at September 30, 2001. The growth experienced in 2001 has been impacted by general economic conditions, including lower demand from the Company's wholesale and internet service providers' ("ISP") distribution channel, as certain customers in this sector experience financial difficulty.


Internet and E-Business solutions revenue increased by $9,984 or 27.4%, to $46,421 in the third quarter of 2001 from $36,437 in the third quarter of 2000. Internet and E-Business solutions revenue increased by $34,342 or 38.2%, to $124,162 in the first nine months of 2001 from $89,820 in the first nine months of 2000. These increases were due to the Company's strategic acquisitions both in 2000 and 2001 and growth in high speed Internet products. Consistent with the Company's strategy to focus on higher growth and higher value added products, the Internet and E-Business solutions portfolio increased to 12.0% and 10.8% of total revenue in the third quarter and the first nine months of 2001 from 9.6% and 8.0% in the third quarter and the first nine months of 2000.


Other revenue decreased by $85 or 2.2%, to $3,846 in the third quarter of 2001, from $3,931 in the third quarter of 2000. Other revenue decreased by $9,624 or 36.8%, to $16,515 in the first nine months of 2001, from $26,139 in the first nine months of 2000 primarily due to the sale of the TigerTel Call Centers and lower telecommunications equipment sales.


Long distance ("LD") revenue decreased by $14,524 or 8.3%, to $159,723 in the third quarter of 2001 from $174,247 in the third quarter of 2000. LD revenue decreased by $34,639 or 6.5%, to $495,643 in the first nine months of 2001 from $530,282 in the first nine months of 2000. The decreases were due to lower prices per minute and lower non-volume related services, offset in part, by growth in LD minutes. Long distance minutes increased by 6.2% and 11.1% in the third quarter of 2001 and the first nine months of 2001, as compared to the same periods in the previous year while prices dropped by 12.7% and 14.0%, respectively.

SERVICE COSTS AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


The Company's principal operating expenses consist of service costs; selling, general and administrative costs ("SG&A"); and depreciation and amortization. Service costs consist of expenses directly related to delivering service to customers and servicing the operations of the Company's networks, expenses associated with fibre and other leases where the Company does not presently have its own facilities, local and long distance transport costs paid to other carriers, maintenance agreements, right-of-way fees, municipal access fees, hub site lease expenses, costs of service personnel and leases of utility space in buildings connected to the Company's networks. SG&A expenses include the costs of sales and marketing personnel, promotional and advertising expenses and corporate administrative expenses.

Service Costs decreased by $11,062 or 4.2%, from $264,219 in the third quarter of 2000 to $253,157 in the third quarter of 2001. Service Costs decreased by $26,422 or 3.4%, to $745,810 in the first nine months of 2001, from $772,232 in the first nine months of 2000. These decreases were due to the positive impact of the change in the contribution subsidy regime, lower toll free rates and optimization of access methods, offset, in part, by additional costs related to higher volume and Service Costs associated with strategic acquisitions in 2000 and 2001. Effective January 1, 2001, the Canadian Radio-television and Telecommunications Commission ("CRTC") changed the contribution subsidy regime by significantly expanding the number of participants who are required to pay contribution and revised the contribution basis of the subsidy from a per-minute basis to a percentage of eligible revenue less deductions. Seven separate appeals of this decision have been filed and dismissed. Telus Communications Inc. has filed a further appeal with the Commission relating to issues around the amount of the subsidy requirement going forward. There are also appeals filed by satellite and wireless providers before Cabinet and the CRTC but none affect the basic framework of the decision.


Gross margin increased by $18,227 to $134,064 in the third quarter of 2001 from $115,837 in the third quarter of 2000. Gross margin increased by $57,598 to $404,442 in the first nine months of 2001 from $346,844 in the first nine months of 2000. These increases were primarily due to the revision of the contribution subsidy regime and emphasis on higher growth, higher margin products and services, such as on-net local, advanced data and Internet and E-Business solutions.


SG&A expenses decreased by $2,780 or 2.6%, to $103,764 in the third quarter of 2001 from $106,544 in the third quarter of 2000. These decreases were mainly due to lower sales costs offset by increased media costs and increased uncollectible accounts, primarily as a result of the financial difficulties experienced by wholesalers and ISPs. SG&A expenses increased by $17,702 or 5.9%, to $317,035 in the first nine months of 2001 from $299,333 in the first nine months of 2000. These increases were mainly due to increased uncollectible accounts primarily as a result of the financial difficulties experienced by wholesalers and ISPs, development of the sales force and acquisitions.



EBITDA(1) (EXCLUDING WORKFORCE REDUCTION COSTS)


EBITDA increased to $30,300 in the third quarter of 2001 from $9,293 in the third quarter of 2000. On a percentage of revenue basis, EBITDA grew to 7.8% in third quarter of 2001 from 2.4% in the third quarter of 2000. EBITDA increased to $87,407 in the first nine months of 2001 from $47,511 in the first nine months of 2000. On a percentage of revenue basis, EBITDA grew to 7.6% in the first nine months of 2001 from 4.2% in the first nine months of 2000.

2001 WORKFORCE REDUCTION COSTS


During the third quarter of 2001, the Company recorded a provision of $21.9 million principally for severance and benefits related to the termination of approximately 650 personnel, achieved through terminations, attrition and non-renewal of contract personnel. The personnel terminated are from various areas across the Company including marketing, network services, customer service, Internet and E-Business solutions services and administration. The Company expects to substantially complete the terminations by December 31, 2001.


1999 INTEGRATION COSTS AND PROVISION FOR RESTRUCTURING


During the third quarter and the first nine months of 2001, the provision established in 1999 for restructuring and asset write-downs has been drawn down by $1,283 and $5,614, respectively, representing cash payments during


------------------------
(1) EBITDA is a financial measure commonly used in the telecommunications and other industries and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with Canadian or U.S. GAAP.

the period. The remaining balance of $16,611 represents expenditures for lease and other contract cancellations related to excess space in various leased premises, and termination penalties of contracts with alternate access facility providers where settlement of penalties has not been mutually agreed to or the flow of payment remains outstanding.


See additional discussion of the integration costs and provision for restructuring in Note 10 to 2000 Annual Consolidated Financial Statements.


OTHER INCOME (EXPENSES)


Other income (expenses) were $724 and ($8,076) for the third quarter of 2001 and the first nine months of 2001, respectively, compared to $13,001 and $13,214 for the third quarter of 2000 and the first nine months of 2000. Other expenses for the first nine months of 2001 related to a $9.4 million loss on the sale of the TigerTel Call Centers in May 2001 and foreign exchange gains and losses. Other income for the third quarter of 2000 and the first nine months of 2000 related mainly to the disposition of a significant portion of the Company's ownership in Shared Technologies of Canada.



DEPRECIATION AND AMORTIZATION


Depreciation and amortization expense decreased to $119,179 for the third quarter of 2001, compared to $103,951 for the third quarter of 2000. Depreciation and amortization expense increased to $340,228 for the first nine months of 2001, compared to $286,157 for the first nine months of 2000. The increase was primarily due to the Company's strategic acquisitions in 2000 and 2001 and an increase in the level of depreciation due to the Company's capital spending program.

INTEREST INCOME AND EXPENSE


Interest income increased to $6,817 in the third quarter of 2001 from $3,821 in the third quarter of 2000. The increase of $2,996 was due to higher average cash and short-term deposits versus the third quarter of 2000. Interest income increased to $15,422 in the first nine months of 2001 from $14,799 in the first nine months of 2000. The increase of $623 was due to higher average cash and short-term deposits versus the first nine months of 2000.


Interest expense increased to $103,762 in the third quarter of 2001 from $81,113 in the third quarter of 2000. Of the interest expensed, $45,548 represented cash interest payments, $36,755 was accreted on the Senior Discount notes, and the remaining $21,459 was accrued interest. The increased expense was due to higher average debt balances.


Interest expense increased to $295,124 in the first nine months of 2001 from $234,594 in the first nine months of 2000. Of the interest expensed, $166,979 represented cash interest payments, $106,686 was accreted on the Senior Discount notes, and the remaining $21,459 was accrued interest. The increased expense was due to higher average debt balances and interest on advances from the credit facility.



LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES


During the third quarter of 2001, net cash generated in operating activities was $15,435. During the quarter, net cash generated through non-cash working capital was $65,930, which was mainly due to proceeds received from the sale of accounts receivable in a securitization program of $97,000. During the third quarter of 2000, net cash used in operating activities was $22,309.


During the first nine months of 2001, net cash used in operating activities was $22,970. Net cash generated through non-cash working capital of $75,534, which was mainly due to the proceeds received from the sale of accounts receivable in a securitization program of $97,000. During the first nine months of 2000, net cash used in operating activities was $234,823.


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


Expenditures on property, plant and equipment during the third quarter and the first nine months of 2001 totaled $79,134 and $313,093 respectively compared to $129,707 and $365,646 for the third quarter and the first nine months of 2000, respectively. The lower spending level in 2001 is consistent with the Company's capital spending program for 2001 which focuses on the development of its broadband IP network to support new data, Internet and E-Business solutions, information technology infrastructure and growth from customer demand.

LIQUIDITY


The Company used cash of $79,563 in the third quarter ending September 30, 2001 to fund operations, capital spending and corporate development activities. This requirement was funded with cash on hand, a $30,000 draw from the Senior Credit Facility, the proceeds from the sale of accounts receivable in a securitization program and proceeds from the issuance of equity for stock options exercised.


The Company used cash of $358,105 in the first nine months of 2001 to fund operations, capital spending and corporate development activities. This requirement was funded with U.S. $500,000 in proceeds from the 7.65% Senior Notes issued March 30, 2001, $130,000 draw from the Senior Credit Facility, the proceeds from the unwind of foreign exchange contracts, the proceeds from the sale of accounts receivable in a securitization program, cash on hand and proceeds from the issuance of equity for stock options exercised.


The Company will need capital to fund its capital spending program and its operating and working capital requirements. The terms of certain debt agreements specify that new debt can only be used to fund up to 90% of capital asset additions with the balance to be funded principally from operations and other sources. The Company will fund capital expenditures through the proceeds from the U.S. $500,000 of 7.65% Senior Notes issued March 30, 2001, the proceeds from the unwind of foreign exchange contracts and advances under its Senior Credit Facility. The Company will meet its operating and working capital requirements from cash on hand, advances under its Senior Credit Facility, the proceeds from an accounts receivable securitization as discussed below, and proceeds from the issuance of equity for stock options exercised. The Company believes that it has adequate liquidity to meet its financial obligations as they fall due. However, should cash generated from operating activities or spending under its capital programs deviate from forecasted levels, or should the Company no longer have access to its current facilities, there can be no assurances that sufficient additional debt or equity financing will be available on terms acceptable to the Company.


The Company has issued significant amounts of U.S. dollar-denominated debt and is therefore exposed to the risk of fluctuations in the relationship between the value of Canadian and U.S. dollars. At September 30, 2001, the U.S. dollar denominated debt amounted to $2.7 billion (Cdn $4.3 billion). To hedge its foreign currency exposure, the Company has a variety of financial instruments including foreign currency options, cross currency interest rate swaps and forward exchange contracts, which the Company continually evaluates. At September 30, 2001, the Company had hedged 75.6% of its cash debt, principal and interest, service requirements to 2008.


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


On July 20, 2001, the Company sold certain of its customer receivables in a securitization program for initial proceeds of $100,000. The maximum cash proceeds that may be funded under the program are $150,000.



CREDIT RATING


On March 6, 2001, Standard and Poor's Rating Services confirmed its BBB investment grade rating of the Company's senior unsecured debt. On March 13, 2001, Moody's Investor Services Inc. also confirmed its Baa3 investment grade rating of the Company's senior unsecured debt.



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



RECENT PRONOUNCEMENTS


BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

In August 2001, the AcSB issued HB 1581, BUSINESS COMBINATIONS, and HB 3062, GOODWILL AND OTHER INTANGIBLE ASSETS. The new sections are consistent with SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, issued by the FASB in July 2001.


HB 1581 prohibits the use of the pooling-of-interests method and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. HB 3062 changes the accounting for goodwill from an amortization method to an impairment-only approach and, as a result, the amortization of goodwill will cease upon adoption of HB 3062 on January 1, 2002. However, goodwill and intangible assets with an indefinite life will not be amortized for any acquisitions completed after June 30, 2001.


The Company is currently evaluating the impact of the adoption of HB 1581 and HB 3062 and has not yet determined the effect of adoption on our business, results of operations, or financial condition.

FOREIGN CURRENCY REVALUATION


The AcSB has recently approved amendments to CICA HANDBOOK - ACCOUNTING, Section 1650, FOREIGN CURRENCY TRANSLATION, and a new Accounting Guideline, HEDGING RELATIONSHIPS.


The proposed amendments eliminate the deferral and amortization of unrealized translation gains and losses on foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the fiscal year following the current reporting period. The document also proposes requirements for the identification, documentation, designation and effectiveness of hedges requiring entities to adopt rigorous hedge documentation and effectiveness assessment processes. The amendments are expected to be effective for fiscal years beginning on or after January 1, 2002 with retroactive application required.


The Company is currently evaluating the impact of the amendments of HB 1650 and have not yet determined the effect of adoption on our business, results of operations, or financial condition.

For a discussion of recent pronouncements, see "Recent pronouncements" on page 6 of the Interim Consolidated Financial Statements in note 2.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion included in Item 1. "Liquidity and Capital
Resources--Liquidity."

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


                  (d)  Not applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)  none
                  (b)  none
                  (c)  none
                  (d)  none


         ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 6-K

(a)      Exhibits

         None

(b)      Reports on Form 6-K

i) On July 24, 2001, the Company filed a Report on Form 6-K for the month of July 2001 with the Commission regarding the Company's Material Change Report filed in Canada with respect to its accounts receivable securitization.


ii) On July 27, 2001, the Company filed a Report on Form 6-K for the month of July 2001 with the Commission regarding the Company's second quarter 2001 Financial Results Press Release. This Report on 6-K included the Company's (a) condensed consolidated statement of operations for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2000 and 2001; (b) condensed consolidated balance sheets as at December 31, 2000 and June 30, 2001; (c) selected quarterly statistical data for the three months ended March 31, 2001, and June 30, 2000 and 2001.

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AT&T CANADA INC.





Date:  November 7, 2001             /s/ David Lazzarato
                                    -------------------------------------------
                                    David Lazzarato
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (For the Registrant and Principal Financial
                                    Officer)