Form 10-Q
period 2002-03-31
AT&T CANADA INC
filed 2002-05-15
CIK 1045359

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ........... to ...............

                       COMMISSION FILE NUMBER  0-29536
                                              ---------

                                AT&T CANADA INC.

             (exact name of registrant as specified in its charter)

              Canada                                 43-1656187
              ------                                 ----------
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

                    Yes   X           No ______
                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                         Outstanding at May 7, 2002
          ------------------------              --------------------------
Class A Voting Shares                                    309,064
Class A Deposit Receipts 1                               236,924
Class B Non-Voting Shares                                100,502,830
Class B Deposit Receipts 2                               100,502,830

(Former Name, former address and former fiscal year if changed since last report)

          -----------------------------------------------------------------

1 The Class A Deposit Receipts represent a beneficial interest in 236,924 of the 309,064 Class A Voting Shares referred to above.

2 The Class B Deposit Receipts represent a beneficial interest in the 100,502,830 Class B Non-Voting Shares referred to above.

INDEX

PART I.            FINANCIAL INFORMATION                                                     PAGE NUMBER

Item 1.                    Financial Statements                                                     3

                           Consolidated Balance Sheets                                              3

                           Consolidated Statements of Operations and Deficit                        4

                           Consolidated Statement of Cash Flows                                     5

                           Notes to Consolidated Financial Statements                               6-24

Item 2.                    Management's Discussion and Analysis of Financial Condition              25-37
                           and Results of Operations

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk               37


PART II. OTHER INFORMATION


Item 1.                    Legal Proceedings                                                        38

Item 2.                    Changes in Securities and Use of Proceeds                                38

Item 3.                    Defaults Upon Senior Securities                                          38

Item 4.                    Submission of Matters to a Vote of Security Holders                      38

Item 5.                    Other Information                                                        38

Item 6.                    Exhibits and Reports on Form 6-K                                         38

SIGNATURES                                                                                          39

PART I.  Financial Information

       Item 1. Financial Statements



                                AT&T CANADA INC.
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

                                                       MARCH 31          DECEMBER 31,
                                                        2002                 2001
                                                      ------------       ------------
ASSETS

Current assets:
     Cash and short term deposits                     $  341,784         $  537,294
     Accounts receivable (note 3)                        204,068             70,640
     Other current assets                                 23,606             14,154
                                                      ------------       ------------
                                                         569,458            622,088

Property, plant and equipment                          2,136,152          2,180,773
Goodwill                                               1,638,995          1,639,065
Deferred pension asset                                    45,862             45,174
Deferred foreign exchange                                119,997            114,842
Other assets, net (note 4)                                78,601            132,238
                                                      ------------       ------------
                                                      $4,589,065         $4,734,180
                                                      ------------       ------------
                                                      ------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Accounts payable                                 $   71,471         $   63,291
     Accrued liabilities                                 227,862            267,229
     Accrued interest payable                             26,974             70,004
     Income taxes payable                                  5,933              5,584
     Current portion of capital lease
       obligations (note 5)                                2,154              1,930
                                                      ------------       ------------
                                                         334,394            408,038

Long term debt (note 5)                                4,746,423          4,672,738
Other long term liabilities                               45,033             45,110

Shareholders' equity/(deficit)
     Common shares (a)                                 1,146,204          1,133,664
     Warrants                                                709                709
     Deficit                                          (1,683,698)        (1,526,079)
                                                      ------------       ------------
                                                        (536,785)          (391,706)
                                                      ------------       ------------
                                                      $4,589,065         $4,734,180
                                                      ------------       ------------
                                                      ------------       ------------

          See accompanying Notes to Consolidated Financial Statements


Supplemental Information:

(a) Share Capital is comprised of convertible Class A Voting and Class B Non-Voting Shares

                                AT&T CANADA INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                           (in thousands of dollars)
                                  (unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        2002                 2001
                                                      ------------       ------------
                                                                         (Note 1(b)
                                                                          restated)
Revenue                                               $   383,830        $   387,864

Expenses
     Service costs                                        255,169            247,191
     Selling, general and administrative                   90,636            109,114
                                                      ------------       ------------

Earnings before interest, taxes, depreciation
   and amortization                                        38,025             31,599


Depreciation and amortization                              91,026            108,348
                                                      ------------       ------------
Loss from operations                                      (53,001)           (76,789)

Other income (expense):
     Interest income                                        2,271              1,509
     Interest expense                                    (106,138)           (88,296)
     Other income (expense)                                   935             (2,069)
                                                      ------------       ------------

Loss before minority interest and income taxes           (155,933)          (165,645)

Provision for income taxes                                 (1,686)            (1,830)
                                                      ------------       ------------

Loss for the period                                      (157,619)          (167,475)

Deficit, beginning of period, as previously
  reported                                             (1,513,805)          (780,704)

Adjustment related to a change in accounting
  policy for foreign exchange (note 1(b))                 (12,274)                 -
                                                      ------------       ------------

Deficit, beginning of period, as restated              (1,526,079)          (780,704)

Deficit, end of period                                $(1,683,698)       $  (948,179)
                                                      ------------       ------------
                                                      ------------       ------------
Basic & Diluted loss per common share                 $     (1.57)       $     (1.73)
                                                      ------------       ------------
                                                      ------------       ------------
Weighted average number of common shares
outstanding (in thousands)                                100,099             96,777
                                                      ------------       ------------
                                                      ------------       ------------


          See accompanying Notes to Consolidated Financial Statements

                                AT&T CANADA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                  (unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        2002                 2001
                                                      ------------       ------------
                                                                         (Note 1(b)
                                                                          restated)
CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES:
     Loss for the period                              $ (157,619)        $ (167,475)

     Adjustments required to reconcile loss to cash flows from operating activities:
        Depreciation and amortization                     91,026            108,348
        Accretion of senior discount note interest        39,908             34,586
        Amortization of debt issuance cost                 2,542              3,990
        Amortization of deferred foreign exchange            -                1,129
        Amortization of deferred gain on termination
        of cross currency swaps and forward contracts     (1,671)               -
        Deferred pension charges                            (681)              (148)
        Foreign exchange gain (loss)                         496                -
                                                      ------------       ------------
                                                         (25,999)           (19,570)

        Change in non-cash working capital              (156,783)           (20,197)
                                                      ------------       ------------

     Net cash generated by (used in) operating
     activities                                         (182,782)           (39,767)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment          (54,843)          (124,396)
     Reductions (additions) in other assets                   54             (4,748)
                                                      ------------       ------------
     Net cash used in investing activities               (54,789)          (129,144)

FINANCING ACTIVITIES:
     Issue of share capital, net of issue costs           12,256             15,240
     Draw (repayment) of credit facility                  30,000                -
     Issues (repayment) of long term debt                   -               877,230
     Debt issue costs                                        (72)               -
     Increase (decrease) in other long term
     liabilities                                            (133)               -
     Other                                                  -                   320
                                                      ------------       ------------
     Net cash generated by (used in) financing
     activities                                           42,051            892,790

EFFECT OF EXCHANGE RATE CHANGES                               10                562
                                                      ------------       ------------
INCREASE (DECREASE) IN CASH AND SHORT-TERM
DEPOSITS                                                (195,510)           724,441
CASH AND SHORT-TERM DEPOSITS, BEGINNING OF
PERIOD                                                   537,294             68,587
                                                      ------------       ------------
CASH AND SHORT-TERM DEPOSITS, END OF PERIOD           $  341,784         $  793,028
                                                      ------------       ------------
                                                      ------------       ------------

See accompanying Notes to Consolidated Financial Statements

Supplemental Information:

Income taxes paid                                     $    1,823         $    1,745
Interest paid                                         $  106,687         $   72,969

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


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


The Company is a holding company, which engages in the telecommunications business in Canada through its subsidiaries, the most significant of which is its 69% owned operating subsidiary, AT&T Canada Corp. The Company's activities in the telecommunications business consist primarily of the development and construction of telecommunications networks for the provision of local, data, Internet and E-Business solutions and long distance to businesses in Canada.


1.     SIGNIFICANT ACCOUNTING POLICIES:

       The accompanying interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined in note 11.


       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed to include the notes related to elements which have significantly changed in the period. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.


       The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


       The Company's significant accounting policies are as follows:

       (a) Goodwill and other long-lived assets:

           Effective January 1, 2002, the Company adopted the Canadian Institute of Chartered Accountants Handbook Section ("HB") 3062 "Goodwill and other Intangible Assets" and HB 1581 "Business Combinations" . Under the new standards, the Company no longer amortizes goodwill and indefinite-life intangible assets. Instead, these assets are reviewed annually (or more frequently under certain conditions) for impairment using a fair value approach.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


           Intangible assets that have definite lives will continue to be amortized over their estimated useful lives and tested for impairment. The Company is in the process of assessing the impact of adoption and it is expected that a significant portion of its goodwill will be impaired under the new accounting standards. Because of the extensive effort needed to comply with adopting HB 3062, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.


           The following table presents the effect on the three-months ended March 31, 2001 as if the Company had retroactively adopted the change in accounting policy of not amortizing goodwill:

           --------------------------------------------------------------------
           Reported loss for the period                            $   (167,475)

           Add back:

                Goodwill amortization                                    25,949

           --------------------------------------------------------------------
            Adjusted loss for the period                           $   (141,526)
           --------------------------------------------------------------------

           Basic and diluted loss per share:
                 Loss for the period                               $      (1.73)
                 Goodwill amortization                                     0.27

           ---------------------------------------------------------------------
            Adjusted loss for the period                           $      (1.46)
           --------------------------------------------------------------------

(b) Foreign currency translation and hedging relationships:



           Effective January 1, 2002, the Company adopted amended HB 1650, which eliminates the deferral and amortization of foreign currency translation gains and losses on long-term monetary items with a fixed or ascertainable life. At December 31, 2001, the Company had approximately $12.3 million of unamortized foreign exchange losses that were affected by this change. Upon adoption, deferred foreign exchange has been reduced by this amount, with a corresponding increase in opening deficit as of January 1, 2002. HB 1650 also requires restatement of prior periods. There was no impact on the three months ended March 31, 2001.

           (c)  Stock-based compensation:


           Effective January 1, 2002, the Company adopted HB 3870 "Stock-based Compensation and Other Stock-based Payments", which establishes standards for the recognition, measurement

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



           and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. HB 3870 sets out a fair value based method of accounting that is required for certain, but not all, stock-based transactions.


           The new standard permits the Company to continue its existing policy that no compensation cost is recorded on the grant of stock options to employees. Consideration paid by employees on the exercise of stock options is recorded as share capital.


           HB 3870, however, does require additional disclosures for options granted to employees, including disclosure of pro forma earnings and pro forma earnings per share as if the fair value based accounting method had been used to account for employee stock options (see Note
           6).




2.     IMPACT OF STRATEGIC BUSINESS COMBINATION ON BASIS OF PRESENTATION:


       The consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles ("GAAP"). The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.


       The consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption was not appropriate. If the going concern basis was not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


       Certain circumstances relating to the future ownership of the Company under the Strategic Business Combination, as described in 3(h) of the 2001 consolidated financial statements and in the following paragraph, raise doubt about the appropriateness of the use of the going concern assumption in the preparation of the consolidated financial statements. The outcome of these circumstances will be largely determined by third parties.


       The Strategic Business Combination provides for the purchase of the outstanding shares of the Company by AT&T Corp. and/or a third party at AT&T Corp.'s discretion any time prior to July 1, 2003. In the event foreign ownership restrictions are lifted, in whole or in part, on or before June 30, 2003, AT&T Corp. is obligated to purchase or to arrange for a third party affiliated with AT&T Corp. to purchase the outstanding shares of the Company up to the extent permitted by law, subject to certain limitations in the Deposit Receipt Agreement. At any time prior to July 1,

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



       2003, AT&T Corp. may elect to purchase or cause to be purchased by any third party, all of the outstanding shares. In the event that, by June 30, 2003, (i) foreign ownership restrictions are not amended so as to allow AT&T Corp. to acquire all of the outstanding shares, and (ii) AT&T Corp. has not elected to purchase or arrange for a third party to purchase the outstanding shares of the Company, the Company will be put up for auction upon and subject to the terms of the Deposit Receipt Agreement. A change in control of the Company, resulting in the Company being owned by an entity other than AT&T Corp., could require the Company to repurchase some or all of the outstanding unsecured senior notes of the Company at 101% of their principal value and repay amounts drawn from its Senior Credit Facility.


       The Company is not in a position at this time to determine the business strategy of AT&T Corp. and/or a third party following such acquisition or auction and the effect that any such transaction or the results therefrom would have on the Company's business plan, capital spending program, and the funding of its operating and working capital requirements. There is uncertainty about what will occur on or before June 30, 2003 as a result of the transactions that may arise as a result of the Strategic Business Combination, whether or not the Company will be required, as a result of such events, to repurchase any debt obligations and how it will finance its operations following any change in control.


       On March 14, 2002, the Company announced that it had appointed a committee of its board of directors to work with management to address complex issues facing the Company in the foreseeable future. Such issues include a significant regulatory decision expected to be released on or before May 31, 2002, which could have a significant impact on the future of sustainable competition in telecommunications in Canada, as further described in note 23(a) of the 2001 consolidated financial statements; the effect of AT&T Corp. satisfying its obligations under the Deposit Receipt Agreement; and the impact of these events on the operating and financial circumstances of the Company. In addition, the committee appointed independent financial advisors to evaluate various scenarios regarding the issues, opportunities and alternatives for the Company.


3.     ACCOUNTS RECEIVABLE SECURITIZATION:


       On February 20, 2002, the Company repurchased, for approximately $100 million, all of the outstanding accounts receivable previously sold in its customer accounts receivable securitization program. The securitization program has not been terminated and may be resumed in the future if certain conditions are satisfied. The securitization agreement includes the requirement that the Company maintain minimum credit ratings from both Moody's Investor Services Inc. and Standard & Poor's Rating Services.


4.      OTHER ASSETS:

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


       Included in other assets was identifiable intangible assets in the amount of $11.8 million as at March 31, 2002 (December 31, 2001 - $14.8 million), subject to amortization.


5.     LONG-TERM DEBT:


---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
       12.0% Senior Notes (March 31, 2002 - U.S. $248.7 million;
         December 31, 2001 - U.S. $248.6 million)                          $      396,435       $      395,988
       10.75% Senior Discount Notes (March 31, 2002 -
         U.S. $160.0 million; December 31, 2001 - U.S. $155.8 million)            255,004              248,227
       9.95% Senior Discount Notes (March 31, 2002 -
         U.S. $863.1 million; December 31, 2001 - U.S. $842.2 million)          1,375,913            1,341,482
       10.625% Senior Notes (March 31, 2002 - U.S. $225.0 million;
          December 31, 2001 - U.S. $225.0 million)                                358,695              358,380
       7.65% Senior Notes (March 31, 2002 - U.S. $1,000.0 million;
          December 31, 2001 - U.S. $1,000.0 million)                            1,594,200            1,592,800
       7.15% Senior Notes                                                         150,000              150,000
       7.625% Senior Notes (March 31, 2002- U.S. $250.0 million;
          December 31, 2001 - U.S. $250.0 million)                                398,550              398,200
       Senior credit facilities                                                   200,000              170,000
       Capital lease obligations                                                   19,780               19,591
---------------------------------------------------------------------------------------------------------------------------------
                                                                                4,748,577            4,674,668

       Less current portion of capital lease obligations                            2,154                1,930

---------------------------------------------------------------------------------------------------------------------------------
                                                                           $    4,746,423       $    4,672,738
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


       At March 31, 2002, principal repayments on long-term debt required in the next five years consist of the following:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                      2002            2003             2004             2005              2006
---------------------------------------------------------------------------------------------------------------------------------

       Senior credit facility          nil      $   24,000    $     176,000
       7.15% Senior Notes                                           150,000
       7.625% Senior Notes                                                     U.S.$ 250,000
       7.65% Senior Notes                                                                      U.S. $1,000,000

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



       (a) Senior Credit Facilities:


           At March 31, 2002, the Company had a credit agreement with a syndicate of financial institutions to provide the Company with the following:


           (i) A revolving term facility to a maximum of $525 million (or the equivalent U.S. dollar amount thereof) to be used to refinance vendor financing indebtedness in the amount of up to 90% of the cost of telecommunication assets, as defined, acquired by the Company; and


           (ii) An operating facility to a maximum of $75 million (or the equivalent U.S. dollar amount thereof) to be used for working capital and general corporate purposes of which $25 million is available for letters of credit and $10 million is available for a swingline credit line.


           On May 1, 2002, the Senior Credit Facility was amended, reducing the total facility from $600 million to $400 million. The total amount drawn on May 1, 2002 was $200 million. The revolving term facility component was reduced to $325 million from $525 million. The $75 million operating facility component was unchanged. Further draws are permitted as follows: $100 million is available under the revolving term facility upon delivery of a business plan, following the release of the CRTC "price cap" decision, that demonstrates compliance with the covenants under the Senior Credit Facility and is approved by lenders representing two-thirds of the amount committed; and a further $100 million is available under the revolving term facility upon the approval of each lender. The amendment also requires that the Company unwinds a sufficient amount of its cross currency interest rate swaps to generate cash proceeds of at least $100 million, which will be used to fund the Company's capital expenditure program. Under the amendment, the maximum allowable out-of-the-money mark-to-market position on the Company's hedged position has been set at $100 million. The Company believes that the disclosure in note 2 of the 2001 consolidated financial statements does not constitute an impermissable qualification under the Credit Agreement and the lenders have agreed not to assert or otherwise claim that such disclosure constitutes an impermissable qualification for the 2001 consolidated financial statements. This amendment does not affect the interpretation by either the Company or the lender of the definition of impermissable qualification in any future period.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



6.     EMPLOYEE BENEFITS:


           Stock-based compensation:


           The following table summarizes the Company's fixed stock options outstanding at March 31, 2002:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Exercise            Weighted
                                                         Number of                  prices             average
                                                            shares               per share      exercise price
---------------------------------------------------------------------------------------------------------------------------------
                                                            (000' s)
           Outstanding, December 31, 2001                    8,790           2.25 to 90.00               41.39

           Granted                                             429          37.99 to 47.95               40.62
           Cancelled                                          (490)         14.00 to 90.00               52.95
           Exercised                                          (712)          2.25 to 45.95               17.27

---------------------------------------------------------------------------------------------------------------------------------
           Outstanding, March 31, 2002                       8,017           2.25 to 90.00               42.81
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


           At March 31, 2002, 4.4 million options were exercisable at a weighted average exercise price of $39.15 per share.


           The Company accounts for its stock-based employee compensation other than all stock-based payments to non-employees, and employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, as capital transactions (or settlement method). Section 3870 requires the disclosure of pro forma net income as if the Company had accounted for its stock options issued subsequent to December 31, 2001 under the fair value method. Had the Company determined compensation expense costs based on the fair value at the date of grant for stock options under HB 3870 (see note 1(c)), loss attributable to common shareholders and basic loss per share would have increased as indicated below.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------




           The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant for options granted subsequent to the Company's initial public offering. In the first quarter of 2002, 428,900 options with a weighted average fair value of $14.64 were granted and valued using the following weighted average assumptions:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31, 2002
---------------------------------------------------------------------------------------------------------------------------------

           Risk free interest rate (%)                                                                    4.6%
           Expected volatility (%)                                                                       31.2%
           Expected life (in years)                                                                          5
           Expected dividends                                                                              Nil

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31, 2002
---------------------------------------------------------------------------------------------------------------------------------

           Loss attributable to common shareholders - as reported                             $       (157,619)

           Stock-based compensation expense                                                             (5,604)
---------------------------------------------------------------------------------------------------------------------------------
           Loss attributable to common shareholders - pro forma                               $       (163,223)
---------------------------------------------------------------------------------------------------------------------------------

           Loss per share - as reported                                                                  (1.57)
           Loss per share - pro forma                                                                    (1.63)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

           Weighted average number of shares outstanding (in thousands)                                100,099
---------------------------------------------------------------------------------------------------------------------------------




7.     FINANCIAL INSTRUMENTS:


       (a) Fair values of financial assets and liabilities:

           The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and accrued interest payable approximate their carrying values due to the short-term nature of these instruments.

           The fair value of long-term debt, including the attached warrants, at March 31, 2002, was approximately $1,071.1 million (December 31, 2001
           - $3,022.1 million), based on current trading values.

           The fair value of foreign currency options, cross currency swaps and forward contracts at March 31, 2002 was approximately $185.8 million(December 31, 2001 - $138.8 million), comprising of assets of $221.9 million, offset, by liabilities of $36.1 million.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



           In the May 1, 2002 amendment to its Credit Facility, the Company agreed to unwind a sufficient amount of its cross currency interest rate swaps to generate cash proceeds of at least $100 million (see note 5).





       (b) Foreign currency risk:

           The Company is exposed to foreign currency fluctuations on its U.S. dollar-denominated debt, cash and short-term deposits. For the quarter ended March 31, 2002, the Company held the following financial instruments to hedge the following financings:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                          Foreign                          Foreign       Canadian
                                         currency                         exchange     equivalent
                        Financial      obligation                            rates  interest rate         Fair
           Debt       instruments        notional       Maturity          weighted       weighted       market
           instrument        type           value           date           average        average        value
---------------------------------------------------------------------------------------------------------------------------------
                                    (In millions)                                                (In millions)

           10.75%           Cross
              Notes      currency                    November 1,      Cdn. $1.5702
                            swaps      U.S. $170.0          2007     to U.S. $1.00         11.24%       $  2.0

           9.95%            Cross
              Notes      currency                       June 15,      Cdn. $1.5276
                            swaps     U.S. $970.0           2008     to U.S. $1.00          9.73%       $ 94.5

           7.65%            Cross
              Notes      currency                  September 15,      Cdn. $1.4977
                            swaps     U.S. $500.0           2006     to U.S. $1.00          7.72%       $ 59.3

           7.625%           Cross
              Notes      currency                      March 15,      Cdn. $1.5489
                            swaps     U.S. $250.0           2005     to U.S. $1.00          7.87%       $ 13.1

           12%            Forward
              Notes      exchange                        May 31,      Cdn. $1.5532
                         contract     U.S. $250.0           2002     to U.S. $1.00            n/a       $ 10.1

           10.625%        Forward
              Notes      exchange                        May 31,      Cdn. $1.5532
                         contract     U.S. $225.0           2002     to U.S. $1.00            n/a       $  9.0

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $188.0
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------




           Additional financial instruments:


           In addition to the financial instruments stated above, as at March 31, 2002, the Company held the following foreign currency options:


           A foreign currency option that allows the Company to acquire U.S. $85.0 million at an exchange rate equal to the lesser of (i) the October 31, 2002 spot exchange rate or (ii) Cdn. $1.435 to U.S. $1.00 on November 1, 2002; or on November 1, 2002 to enter a cross currency swap which will have the effect of acquiring the U.S. dollar-denominated interest payments relating to the 10.75% Notes from May 1, 2003 to November 1, 2007 at a rate of 11.25% on the notional Canadian dollar principal amount.


           A foreign currency option that allows the Company to acquire U.S. $122.0 million at an exchange rate equal to (i) the lesser of the June 15, 2003 spot exchange rate or (ii) Cdn. $1.515 to U.S. $1.00 on June 15, 2003; or on June 15, 2003, to enter into a cross currency swap, which will have the effect of acquiring the U.S. dollar-denominated interest payments relating to the 9.95% Notes from December 15, 2003 to June 15, 2008 at a rate of 10.45% on the notional Canadian dollar principal amount.

           Foreign currency options containing terms that exactly offset the above two foreign currency options and held with other counterparties. These foreign currency options were entered into in 2001 in order to monetize the value of the above two foreign currency options. As at March 31, 2002, the fair value of all the foreign currency options was $(2.2) million (comprising assets of $28.0 million offset by liabilities of $30.2 million).

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------





       (c) Interest rate risk:


           The following table summarizes the Company's exposure to interest rate risk.

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                            Fixed interest rate maturing within
---------------------------------------------------------------------------------------------------------------------------------
                                               Floating                                    After  Non-interest
           2002                                    rate         1 year  1 - 5 years      5 years       bearing
---------------------------------------------------------------------------------------------------------------------------------

           FINANCIAL ASSETS:

           Cash and cash equivalents        $   341,784    $         -   $        -  $         -   $         -
           Accounts receivable                        -              -            -            -       204,068

           FINANCIAL LIABILITIES:

           Current liabilities                        -          2,154            -            -       332,240
           Long-term debt                       200,000              -    2,160,376    2,386,047             -

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                            Fixed interest rate maturing within
---------------------------------------------------------------------------------------------------------------------------------
                                               Floating                                    After  Non-interest
           2001                                    rate         1 year  1 - 5 years      5 years       bearing
---------------------------------------------------------------------------------------------------------------------------------

           FINANCIAL ASSETS:

           Cash and cash equivalents        $   537,294    $         -   $        -  $         -   $         -
           Accounts receivable                        -              -            -            -        70,640

           FINANCIAL LIABILITIES:

           Current liabilities                        -          1,930            -            -       406,108
           Long-term debt                       170,000              -    2,145,334    2,357,404             -

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


        (d)Credit risk:


           The Company's financial instruments that are exposed to credit risk are cash and cash equivalents, accounts receivable and financial instruments used for hedging purposes. Cash and cash equivalents, which consist of investments in highly liquid, highly secure money market instruments, are on deposit at major financial institutions. Credit risk with respect to accounts receivable is limited due to the large number of customers to which the Company provides services. Credit risk on hedging instruments is limited as these transactions are only entered into with highly rated bank counterparties.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



8.     SEGMENTED INFORMATION:


       The Company currently operates in one operating segment, the telecommunications industry in Canada. The Company offers a number of products, delivered through its integrated fibre optics networks, sold by a national sales force, agents and telemarketers and provisioned by one operations group. The Company makes decisions and evaluates financial performance primarily based on its products.


       Revenue by product is as follows:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Three months ended
                                                                                            March 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)         (Unaudited)
       Data                                                                 $     115,568        $     122,714
       Local                                                                       59,669               46,266
       Internet and E-Business solutions                                           48,980               37,646
       Other                                                                        5,313                5,758
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  229,530              212,384

       Long distance                                                              154,300              175,480

---------------------------------------------------------------------------------------------------------------------------------
                                                                            $     383,830         $    387,864
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


       During the quarter ended March 31, 2002, no customers of the Company individually represented more than 10% of the Company's revenues.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


9.     RELATED PARTY TRANSACTIONS:


       Services are exchanged between the Company and its shareholders and certain of their subsidiaries. These transactions are in the normal course of operations and are measured at the exchange amounts being the amounts agreed to by the parties.




       Transactions with the above related parties were as follows:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months ended
                                                                                              March 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)           (Unaudited)
       Revenue                                                                   $ 44,819              $34,674
       Expenses                                                                   $27,292              $30,644

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


       Amounts due from and to the above related parties are as follows:

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                                                                                March 31,        December 31,
                                                                                     2002                 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)          (Unaudited)
       Accounts receivable                                                       $ 15,324              $14,958
       Accounts payable                                                            19,526               22,297

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


10.    RECLASSIFICATION OF PRIOR PERIOD AMOUNTS


       Certain amounts presented in the prior periods have been reclassified to conform with the presentation adopted in the current year.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



11.    RECONCILIATION TO ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED
       STATES:


       The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in Canada which, in the case of the Company, conform in all material respects with those in the United States, except as outlined below:

       (a) Consolidated statements of operations and consolidated statements of comprehensive loss:

           The application of U.S. GAAP would have the following effect on loss for the year, deficit and basic loss per common share as reported:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
           (in thousands of dollars), unaudited                                     2002               2001
                                                                             ---------------      ------------
           Loss for the period, Canadian GAAP                                $      (157,619)     $   (167,475)
           Stock-based compensation expense (note 11(a)(iii))                           (155)             (231)
           Gain/(loss) on derivative instruments (note 11(a)(iv))                     (1,053)           11,418
                                                                             ---------------      ------------
           Loss for the period, U.S. GAAP before accounting change                  (158,827)         (156,288)


           Cumulative effect of accounting change,
            adoption of FAS 133 (note 11(a)(iv))                                           -             4,028
                                                                             ---------------      ------------

           Loss for the period, U.S. GAAP                                           (158,827)         (152,260)

           Opening deficit, U.S. GAAP                                             (1,594,518)         (794,180)
                                                                             ---------------      ------------
           Ending deficit, U.S. GAAP                                         $    (1,753,345)         (946,440)
                                                                             ---------------      ------------
                                                                             ---------------      ------------
           Basic & diluted loss per common share under U.S. GAAP             $         (1.59)      $     (1.57)
                                                                             ---------------      ------------
                                                                             ---------------      ------------
           Weighted average number of common shares outstanding                      100,099            96,777


           U.S. GAAP also requires disclosure of a Statement of Comprehensive Income (Loss). Comprehensive income (loss) generally encompasses all changes in shareholders' equity except those arising from transactions with shareholders:

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Three months ended
                                                                              March 31, 2002    March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
           Loss for the year, U.S. GAAP                                      $      (158,827)     $   (152,260)
           Other comprehensive income,
              net of tax of nil:
              Cumulative effect of accounting change
               on adoption of FAS 133 (note 11(a)(iv))                                -                 21,990
              Unrealized gain on derivative instruments                               42,956            43,929

---------------------------------------------------------------------------------------------------------------------------------
           Comprehensive loss, U.S. GAAP                                     $      (115,871)     $    (86,341)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

          (i) Earnings before interest, taxes, depreciation and amortization and minority interest:


                United States GAAP requires that depreciation and amortization be included in the determination of operating income and does not permit the disclosure of subtotals of the amounts of operating income before these items. Canadian GAAP permits the subtotals of the amounts of operating income before these items.


          (ii)  Statement of cash flows:


                Canadian GAAP permits the disclosure of a subtotal of the amount of funds provided by operations before changes in non-cash working capital items in the consolidated statement of cash flows. United States GAAP does not permit this subtotal to be included.


          (iii) Stock-based compensation expense:


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


                The Company recorded stock compensation expense of $155 (first quarter of 2001-$231) relating to acceleration of the vesting period of certain employee stock option awards in prior years.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------




           (iv) Gain/(loss) on derivative instruments:


                For U.S. GAAP purposes, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 ("SFAS 133") on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income ("AOCI") and are recognized in the income statement when the hedged item affects earnings. The AOCI account forms a component of shareholders' equity. Changes in fair values of derivative instruments not designated as hedging instruments and ineffective portion of hedges, if any, are recognized in earnings in the current period.


                During the quarter ended March 31, 2001, the Company recognized a one-time transition gain of $26.0 million which represents the net effect of recognizing the market value of the Company's derivative portfolio of $84.5 million (consisting of assets of $98.2 million and liabilities of $13.7 million), the derecognition of the unamortized balance of swaption premiums of $17.6 million and the derecognition of deferred foreign exchange losses of $40.9 million as at December 31, 2000. The portion of the one-time transition gain that relates to derivatives designated and qualifying as cash flow hedges, totalling $22.0 million was recognized in the AOCI account and will be reclassified into earnings over the life of the underlying hedged items, of which the last expires in June 2008. The portion of the one-time transition gain related to derivatives not designated as hedges, totalling $4.0 million, was recognized in earnings as the cumulative effect of the accounting change on adoption of FAS 133.


                For the quarter ended March 31, 2002, as a result of SFAS 133 relative to Canadian GAAP, the Company realized a loss of $1.0 million (gain of $11.4 million in 2001) due to the unfavourable change in time value of the swaptions of $0.2 million, the net effect of foreign exchange losses on debt not hedged under U.S. GAAP of $0.7 million and recognition of $(1.6) million of a deferred gain relating to unwound swaps, offset by the reversal of the amortization of the deferred gain under Canadian GAAP of $1.7 million. The net change in the fair market value of foreign exchange forward contracts not designated as hedging instruments for the quarter was $nil.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                Foreign currency risk:


                The Company enters into various financial instruments including swaptions and cross currency swaps to manage its exposure to changes in currency exchange rates related to its U.S. dollar-denominated debt. The Company enters into financial instruments solely for hedging requirements and does not use them for speculative purposes.

                The Company has designated derivatives with a net notional value of U.S. $1,890 million (composed of derivatives to purchase U.S. $2,097 million and derivatives to sell U.S. $207 million) as cash flow hedges which hedge the foreign currency risk of cash flows relating to U.S. dollar-denominated debt with a face value of the same amount. These cash flow hedges were and are expected to continue to be highly effective in hedging foreign currency rate risk. The changes in market value of the effective portion of the derivatives designated as cash flow hedges flow are reported in AOCI. Gains and losses reported in the AOCI account will be classified in earnings when the underlying debt matures or is repaid. The ineffective portion of the change in market value, specifically the time value component, is charged through earnings. In the first quarter of 2002, the change in market value of the time value component increased net loss by $0.2 million.


                As at March 31, 2002, the fair value of the derivatives designated as cash flow hedges was $166.7 million consisting of assets of $202.8 million and liabilities of $36.1 million.

                Other derivatives:

                In addition, the Company holds foreign forward exchange contracts with a notional value totaling U.S. $475 million, for periods of one to six months that are renewed for a further one to six months on a continuous basis, based on the historical rate of the contract, adjusted for the forward premium or discount. The foreign exchange contracts are used to hedge the foreign currency risk of cash flows relating to the payment of principal of certain U.S. dollar denominated debt with a face value of the same amount. These foreign exchange contracts are not eligible to be designated as effective hedges since the term of the contracts do not match the underlying debt being hedged and, therefore, the changes in their market value are recorded in earnings. As at December 31, 2001 and March 31, 2002, the fair value of the foreign exchange contracts were $19.1 million.

                In 2001, the Company unwound certain swaptions, cross currency swaps and a forward contract. The related AOCI balances of the derivatives unwound represented a deferred gain of $29.6 million. This gain is being recognized in earnings over the remaining term of the underlying debt for which these derivatives were designated as cash flow hedges. The gains to be recognized in future periods are as follows:

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                2002                                                                               $     4,682
                2003                                                                                     6,242
                2004                                                                                     6,242
                2005                                                                                     3,466
                2006                                                                                     2,344
                2007 and thereafter                                                                      1,158
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $    24,134
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------



        (b)Other disclosures:

             (i)Accounts receivable are net of an allowance for doubtful accounts of $23.0 million (December 31, 2001 - $24.3 million) at March 31, 2002.


           (ii) Recent pronouncements:


                (a) Accounting for asset retirement obligations:


                    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the legal or contractual removal obligation is incurred. The statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of SFAS No. 143 will have a material effect on its results of operations and financial position.


                (b) Accounting for the impairment or disposal of long-lived assets:


                    Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which was issued in October 2001. The statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lives Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion
                    30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. It also provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)
-------------------------------------------------------------------------------



                    disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Adoption of SFAS No. 144 does not have a material effect on the Company's results of operations and financial position in the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts are stated in thousands of Canadian dollars except where otherwise noted)

FORWARD-LOOKING STATEMENTS

THIS DISCUSSION AND ANALYSIS EXPLAINS AT&T CANADA INC.'S (THE "COMPANY" OR "AT&T CANADA") FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED WITH THE QUARTER ENDED MARCH 31, 2001, AND IS INTENDED TO HELP SHAREHOLDERS AND OTHER READERS UNDERSTAND THE DYNAMICS OF THE COMPANY'S BUSINESS AND THE KEY FACTORS UNDERLYING ITS FINANCIAL RESULTS. CERTAIN STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A") AND CONSOLIDATED FINANCIAL STATEMENTS CONSTITUTE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: LIQUIDITY, OWNERSHIP RELATED TO THE STRATEGIC BUSINESS COMBINATION, THE REGULATORY ENVIRONMENT, COMPETITION, AND TECHNOLOGICAL CHANGES.



OVERVIEW


The Canadian telecommunications industry continues to experience significant changes, challenges and opportunities. Recent regulatory decisions, most notably the change in the contribution regime, were important steps towards more balanced competition. Intense competition and a downturn in the economy led to the failure of numerous Competitive Local Exchange Carriers ("CLECs").


The Company actively participated in several regulatory proceedings conducted by the Canadian Radio-television and Telecommunications Commission ("CRTC") during 2001. The most significant was the "Price Cap" proceeding, initiated to review the framework for local competition. In that proceeding, the Company argued that the existing framework favours the incumbent telephone companies over CLECs and consumers. The Company proposed changes to the framework that would help create balance and competitive neutrality in the marketplace. Fundamental to the Company's proposal is the reduction in cost of network facilities and services that CLECs purchase from the incumbents, through the establishment of a "Facilities Based Carrier" ("FBC") rate. The Company believes that adoption of the FBC rate proposal, together with other suggested improvements related to pricing flexibility and quality of service, would ensure that customers continue to benefit from competition by allowing facilities based competitors to compete fairly with the incumbent providers. The Price Cap proceeding ended in November 2001 and a decision is expected on or before May 31, 2002.


The Company provides a full range of integrated communications products and services for Canadian businesses allowing them to communicate locally, nationally and globally, through its local and long-haul broadband fibre optic network and world class data, Internet, web hosting and E-Business solutions enabling capabilities. With its extensive local and long distance facilities and interconnection arrangements, the Company is capable of serving approximately 85% of the Canadian business telecommunications market. It has the greatest reach of any competitive carrier in Canada. Its strategic relationships and interconnection agreements with international service providers, such as AT&T Corp., allow the Company to provide global voice, data, Internet and E-Business solutions to its business customers and leverage the Company for future growth in the telecommunications industry.


In the first quarter of 2002, the Company's revenue declined by 1.0% to $383,830 over the first quarter of 2001 as a result of decreases in data and long distance, partially offset by a growth in local and Internet and E-Business solutions revenue. The Company's EBITDA increased by $6,466 to $38,025 mainly due to the positive impact of the lower contribution rate, lower levels of uncollectible customer accounts and lower salaries and wages from lower headcount, partially offset by lower gross margins. The Company's net loss from operations decreased by $23,788 mainly due to the adoption of the new accounting standard, HB 3062, which no longer permits amortization of goodwill and indefinite lived intangible assets.


In accordance with and subject to the terms and conditions of the Strategic Business Combination, as defined below, AT&T Canada's ownership will experience certain changes depending on a number of circumstances during the period to June 30, 2003 or within certain periods thereafter. In those circumstances where a change in control is deemed to have occurred, resulting in the Company being owned by an entity other than AT&T Corp., the Company could be required to repurchase some or all of its outstanding debt obligations as discussed in the "Risks and Uncertainties" section below. This raises doubt about the appropriateness of the use of the going concern assumption in the preparation of the consolidated financial statements, as described in note 2 of the 2001 consolidated financial statements.


On May 1, 2002, the Company amended its Senior Credit Facility as described in the "Liquidity" section below.


On May 1, 2002, the board of directors approved a number of cost reduction initiatives to bring the Company's cost structure in line with current revenue. These initiatives will result in a reduction of approximately 1,000 personnel and reduced capital spending in 2002. The Company will record a provision for the costs associated with these initiatives in the second quarter of 2002.

STRATEGIC BUSINESS COMBINATION


On June 1, 1999, MetroNet Communications Corp. ("MetroNet") and AT&T Corp. completed their previously announced strategic business combination ("Strategic Business Combination") as described in Note 3(h) of the consolidated financial statements. This resulted in MetroNet shareholders indirectly owning 69% of the equity of the combined company and AT&T Corp. indirectly owning 31% of the equity and a 23% voting interest in the combined company. MetroNet contributed all of its assets and operations to the combined company. AT&T Corp. contributed its 67% interest in AT&T Canada Corp. (formerly AT&T Canada Long Distance Services Company) which was held in trust and its 100% interest in ACC TelEnterprises Ltd. ("ACC"). Subsequent to the Strategic Business Combination, MetroNet changed its name to AT&T Canada Inc.


The Strategic Business Combination was accounted for as a purchase with a portion of the purchase price allocated to intangible assets including goodwill. The results for the year ended December 31, 1999 reflected the consolidation of MetroNet's operations for the twelve months ended December 31, 1999 and the operations of AT&T Canada Corp. from June 1, 1999. The Company recorded a one-time gain of $462 million at the time of the Strategic Business Combination due to the accounting recognition of the sale of the approximate 31% minority interest in MetroNet to AT&T Corp. The shares issued to AT&T Corp. for their approximate 31% economic interest of the new combined company were issued from the operating company AT&T Canada Corp., which was approximately 69% owned by the public holding company AT&T Canada. Consequently, this structure required the Company to account for AT&T Corp.'s ownership position as a minority interest, and the sale of this minority interest gave rise to this one-time gain.


AT&T Corp.'s initial, and any further investment in the Company is limited by specific Canadian foreign ownership restrictions. Subject to certain conditions, AT&T Corp. has agreed to purchase, or arrange for another entity to purchase, all of the voting and equity securities in the Company, to the extent permitted by the removal (or the removal in part) of such Canadian foreign ownership restrictions. More specifically, AT&T Corp. has agreed, subject to the condition precedent that the Canadian foreign ownership restriction has been removed, on or before June 30, 2003, to purchase or to cause an affiliated entity to purchase, all of the shares of AT&T Canada not owned by AT&T Corp. or its affiliates at a price equal to the greater of $37.50 per share (increased at a rate of 16% per annum compounded quarterly, after June 30, 2000) and the appraised fair market value. If applicable foreign ownership restrictions are removed on or before June 30, 2003, in whole or in part, AT&T Corp. or an affiliate thereof, will be obligated to purchase the maximum number of shares permitted to be purchased subject to certain limitations. AT&T Corp. may also elect at any time on or before June 30, 2003, subject to compliance with foreign ownership restrictions, to purchase or arrange for another entity to purchase the shares of the Company not owned by AT&T Corp. or its affiliates. If by June 30, 2003, AT&T has not elected to purchase or arranged for the purchase of the outstanding shares, then upon and subject to the terms of the Deposit Receipt Agreement, the Company has agreed that it will be put up for auction subject to the terms of the Deposit Receipt Agreement, and AT&T would make whole the shareholders of the Company for the difference between the proceeds received from the auction and the greater of (i) the accreted minimum price, and (ii) the appraised fair market value of the shares.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

KEY FINANCIAL DATA:



                                                 QUARTER ENDED    QUARTER ENDED
                                                 MARCH 31, 2002   MARCH 31, 2001
--------------------------------------------------------------------------------
                                                   (Unaudited)      (Unaudited)

REVENUE
       Data                                       $   115,568      $   122,714
       Local                                           59,669           46,266
       Internet and E-Business solutions               48,980           37,646
       Other                                            5,313            5,758
                                                  ------------     ------------
                                                  $   229,530      $   212,384
       Long Distance                                  154,300          175,480
                                                  ------------     ------------
TOTAL REVENUE                                     $   383,830      $   387,864
                                                  ------------     ------------
                                                  ------------     ------------

SERVICE COSTS                                     $   255,169      $   247,191

GROSS MARGIN                                      $   128,661      $   140,673
GROSS MARGIN %                                          33.5%            36.3%

SELLING, GENERAL AND ADMINISTRATIVE               $    90,636      $   109,114
COSTS ("SG&A")

EBITDA 1                                          $    38,025      $    31,559

NET LOSS                                          $  (157,619)     $  (167,475)
--------------------------------------------------------------------------------

1 EBITDA is a financial measure commonly used in the telecommunications and other industries and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations with Canadian or U.S. GAAP. The Consolidated Condensed Statement of Operations provides a reconciliation of EBITDA to net loss.


REVENUE


The Company's proportion of revenue from data, local and Internet and E-Business solutions and other services grew to 60% of total revenue in the first quarter of 2002 from 55% in the first quarter of 2001. The Company's proportion of revenues from long distance services declined to 40% in the first quarter of 2002 from 45% in the comparable period in the prior year.


Data revenue decreased by $7,146 or 5.8%, to $115,568 in the first quarter of 2002 from $122,714 in the first quarter of 2001. This decrease was due to a decline in high speed data (MACH), Data VPN Frame Relay (the Company's virtual private network product), telecommunication equipment sales and Transparent LAN.

Local voice revenue increased by $13,403 or 29.0%, to $59,669 in the first quarter of 2002 from $46,266 in the first quarter of 2001. This growth was the result of continued focus on customers in the small and medium sized business markets. In addition, during 2001, the Company acquired the rights to a customer base from the receiver of an insolvent Canadian CLEC, resulting in the addition of 42,430 new local lines. Local lines in service as at March 31, 2002 totaled 552,800 compared to 460,706 as at March 31, 2001.


Internet and E-Business solutions revenue increased by $11,334 or 30.1%, to $48,980 in the first quarter of 2002 from $37,646 in the first quarter of 2001. This increase was due to the Company's strategic acquisition of MONTAGE eIntegration Inc. in 2001. Consistent with the Company's strategy to focus on higher growth and higher value added products, the Internet and E-Business solutions portfolio increased to 12.8% of total revenue in the first quarter of 2002 from 9.7% in the first quarter of 2001.


Other revenue decreased by $445 or 7.7%, to $5,313 in the first quarter of 2002 from $5,758 in the first quarter of 2001. Other revenue is comprised of equipment sales and call centre revenue. This decrease was due to the sale of certain call centres in 2001.


Long distance ("LD") revenue decreased by $21,180 or 12.1%, to $154,300 in the first quarter of 2002 from $175,480 in the first quarter of 2001. The decrease was due to lower prices per minute and lower volume. LD prices decreased by 10.9% in the first quarter of 2002 over the same period in the previous year while LD minutes dropped by 1.4%.





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


Service costs increased by $7,978 or 3.2%, to $255,169 in the first quarter of 2002, from $247,191 in the first quarter of 2001. This increase was due to the additional costs related to higher local volume and costs associated with strategic acquisitions in 2001, changes in product mix in LD and local services, offset, in part, by cost reductions as the contribution rate reduced from 4.5% to 1.4% on an interim basis, effective January 1, 2002.


Gross margin decreased by $12,012 or 8.5% to $128,661 in the first quarter of 2002, from $140,673 in the first quarter of 2001 mainly due to the impact of the above increases in service costs.

SG&A expenses decreased by $18,478 or 16.9% to $90,636 in the first quarter of 2002, from $109,114 in the first quarter of 2001. This decrease was due to decreased level of uncollectible accounts, lower sales and distributor commissions, and lower salaries, wages and discretionary costs from lower headcount.


EBITDA


EBITDA increased to $38,025 in the first quarter of 2002 from $31,559 in the first quarter of 2001. On a percentage of revenue basis, EBITDA grew to 9.9% in the first quarter of 2002 from 8.1% in the first quarter of 2001.


DEPRECIATION AND AMORTIZATION


Depreciation and amortization expense decreased to $91,026 in the first quarter of 2002 compared to $108,348 in the first quarter of 2001. The decrease was primarily due to the adoption of the new accounting standard, HB 3062, which no longer permits amortization of goodwill and indefinite lived intangible assets offset by increased depreciation from capital additions.


INTEREST INCOME AND EXPENSE


Interest income increased to $2,271 in the first quarter of 2002 from $1,509 in the first quarter of 2001. The increase of $762 was due to higher average cash and short-term deposits during the quarter compared with 2001.


Interest expense increased to $106,138 in the first quarter of 2002 from $88,296 in the first quarter of 2001. During the quarter, interest accretion on the senior discount notes was $39,908, amortization of debt issue costs was $2,542, and other interest costs were $31. Cash payments of $106,687 were made offset by the change in accrued interest of $43,030 in the first quarter of 2002. The increase was due to higher average long term debt and higher average foreign exchange rates in the quarter.


OTHER INCOME (EXPENSES)


Other income was $935 for the first quarter of 2002 compared to other expenses of $2,069 for the first quarter of 2001. Other expenses for 2001 related to foreign exchange losses.


NET LOSS


The Company's net loss decreased by $9,856 mainly due to the adoption of the new accounting standard, HB 3062, which no longer permits amortization of goodwill and indefinite lived intangible assets and an improvement in EBITDA, partially offset by higher interest expenses.

LIQUIDITY AND CAPITAL RESOURCES


CASH FLOW FROM OPERATING ACTIVITIES


During the first quarter of 2002, net cash used in operating activities was $182,782. Cash used for changes in working capital was $156,783, mainly to repurchase the accounts receivable previously sold in a securitization program in the amount of $100 million. During the first quarter of 2001, net cash used in operating activities was $39,767.


CAPITAL EXPENDITURES


The continued development of the Company's business, and the build out and maintenance of its existing networks in its target markets, will continue to require new capital spending. The Company's strategy is to build robust, high capacity networks capable of delivering a broad range of advanced data, voice and Internet services to customers in targeted geographic areas. Payback periods for such investments are generally longer than one year. The Company believes that ownership of high capacity networks will enhance its future financial performance and longer-term profitability.


Expenditures on property, plant and equipment during the first quarter of 2002 totaled $54,843 compared to $124,396 for the first quarter of 2001. The lower spending level in 2002 is consistent with the Company's achievement of substantial completion of its local services network during 2001. In 2002, the Company's capital spending program will focus on the maintenance of its robust networks and support growth from customer demand.


LIQUIDITY


During the first quarter of 2002, the Company used cash of $237,571, relating to interest payments of $106,687 and the repurchase on February 20, 2002, for approximately $100 million, of all the outstanding accounts receivable sold pursuant to its securitization program. The program has not been terminated and may be resumed in the future if certain conditions are satisfied. The securitization agreement included the requirement that the Company maintain an investment grade credit rating from both Moody's Investor Services Inc. ("Moody's") and Standard & Poor's Rating Services ("Standard & Poor's").


On February 22, 2002, Standard & Poor's downgraded the Company's Senior Unsecured Debt to BB. On February 27, 2002, Moody's downgraded the Company's Senior Unsecured Debt to Ba3. On March 22, 2002, Moody's downgraded the Company's Senior Unsecured Debt further to B3.


The Company's Senior Credit Facility includes financial and other covenants, such as restrictions on the Company's ability to incur additional indebtedness, permit or incur liens, sell assets, make investments or pay dividends. Events of default include defaults under other indebtedness, non compliance with the above mentioned covenants, receipt of an opinion on its financial statements by independent auditors with an impermissible qualification (as defined in the Credit Agreement), and in certain circumstances, change in control of the Company resulting in the Company, as defined in the Credit Agreement, being owned by an entity other than AT&T Corp. The financial covenants include the maintenance of certain prescribed levels of Consolidated Senior Debt to Total Capitalization and Minimum Consolidated EBITDA, and effective June 30, 2003, Consolidated Senior Debt to Consolidated EBITDA and Consolidated EBITDA to Consolidated Cash Debt Service, all as defined in the Senior Credit Facility documentation. The Company is currently in compliance with all covenants under the Senior Credit Facility. The Company expects to continue to remain in compliance with its covenants; however, should reported EBITDA be materially less than forecasted levels, the Company will be required to negotiate new covenant levels with its lending syndicate. In that event, if the Company is unable to establish covenant levels acceptable to the syndicate, it may be required to repay all amounts drawn under the Senior Credit Facility.


On May 1, 2002, the Senior Credit Facility was amended, reducing the total facility from $600 million to $400 million. The total amount drawn on May 1, 2002 was $200 million. The revolving term facility component was reduced to $325 million from $525 million. The $75 million operating facility component was unchanged. Further draws are permitted as follows: $100 million is available under the revolving term facility upon delivery of a business plan, following the release of the CRTC "price cap" decision, that demonstrates compliance with the covenants under the Senior Credit Facility and is approved by lenders representing two-thirds of the amount committed; and a further $100 million is available under the revolving term facility upon the approval of each lender. The amendment also requires that the Company unwinds a sufficient amount of its cross currency interest rate swaps to generate cash proceeds of at least $100 million, which will be used to fund the Company's capital expenditure program. Under the amendment, the maximum allowable out-of-the-money mark-to-market position on the Company's hedged position has been set at $100 million. The Company believes that the disclosure in note 2 of the 2001 consolidated financial statements does not constitute an impermissable qualification under the Credit Agreement and the lenders have agreed not to assert or otherwise claim that such disclosure constitutes an impermissable qualification for the 2001 consolidated financial statements. This amendment does not affect the interpretation by either the Company or the lender of the definition of impermissable qualification in any future period.


There can be no assurance that the Company will have access to sufficient additional debt or equity financing on acceptable terms, or at all, to finance the repayment of amounts drawn under the Senior Credit Facility if required to do so. If the obligations of the Company under the Senior Credit Facility are accelerated or become due and payable prior to their scheduled maturity, the maturity of substantially all of the Company's indebtedness may be accelerated. Further, the Company's ability to execute its business plan depends on a variety of factors, many of which are beyond the Company's control. These factors include conditions in the business sector in which the Company operates, the regulatory framework to which the Company is subject and the competitive environment of the Company's current and planned markets. Negative developments in these areas, or regarding the Company's cash flows, could have a material adverse effect on its business, results of operations and financial condition.


The Company will need capital to fund its capital spending program, and its operating and working capital requirements. The Company believes that it has adequate resources to fund these requirements through to the latter part of 2003. The terms of certain of the Company's outstanding debentures specify that new debt may be used only for certain purposes, including to fund capital asset additions but cannot fund more than 90% of the cost of such capital asset additions. The balance of the Company's capital funding must come from operations, proceeds from the issuance of equity and other sources. The

Company expects to fund capital expenditures during 2002 with the proceeds from the 2001 Senior Notes and with the proceeds from the monetization of foreign exchange contracts. The terms of the Company's outstanding debentures require the Company to fund its operating and working capital requirements, including cash interest payments, from cash on hand, advances under its Senior Credit Facility to the extent of the operating facility thereunder, and proceeds from the issuance of equity including employee stock options. The Company expects to continue to receive further cash from the exercise of employee stock options.


The Company has issued significant amounts of U.S. dollar-denominated debt and is therefore exposed to the risk of fluctuations in the relationship between the value of Canadian and U.S. dollars. At March 31, 2002, the U.S. dollar denominated debt amounted to $2.7 billion (Cdn $4.4 billion). To hedge its foreign currency exposure, the Company has a variety of financial instruments including foreign currency options, cross currency interest rate swaps and forward exchange contracts, which the Company evaluates on an ongoing basis. At March 31, 2002, the Company had hedged 76.3% of its U.S. dollar debt service requirements to 2008. With the monetization of a sufficient amount of its cross currency interest rate swaps required under the above mentioned amendment to the Senior Credit Facility, the Company will have hedged approximately 20% of its U.S. dollar debt service requirements through 2008.

RISKS & UNCERTAINTIES


(A)    OWNERSHIP RELATED TO STRATEGIC BUSINESS COMBINATION


The uncertainty surrounding circumstances affecting the possible future ownership of the Company are described below. The outcome of these circumstances will be largely determined by third parties. The change in ownership can occur in varying ways and will depend on decisions to be made by AT&T Corp. and/or others based on information available to them at the relevant time. Consequently, the Company does not know when or how this transaction will occur, or if it will occur prior to June 30, 2003.


The Strategic Business Combination provides for the purchase of the outstanding shares of the Company by AT&T Corp. and/or a third party at AT&T Corp.'s discretion any time prior to July 1, 2003. In the event that foreign ownership restrictions are lifted, in whole or in part, on or before June 30, 2003, AT&T Corp. is obligated to purchase or to arrange for a third party affiliated with AT&T Corp. to purchase the outstanding shares of the Company up to the extent permitted by law subject to certain limitations in the Deposit Receipt Agreement. At any time prior to July 1, 2003, AT&T Corp. may elect to purchase or cause to be purchased, by any third party, all of the outstanding shares. In the event that, by June 30, 2003 (i) foreign ownership restrictions are not amended so as to allow AT&T Corp. to acquire all of the outstanding shares, and
(ii) AT&T Corp. has not elected to purchase or arrange for a third party to purchase the outstanding shares of the Company, the Company will be put up for auction upon and subject to the terms of the Deposit Receipt Agreement. A change in control of the Company, resulting in the Company being owned by an entity other than AT&T Corp. could trigger a right of the holders of certain of its debt obligations thereof to require the repurchase thereof and could trigger an acceleration of the maturity of its obligations under the Senior Credit Facility. The Company's outstanding public debt permits the noteholders to require the Company to repurchase their notes upon a Change of Control as defined in the indenture applicable thereto for 101% of principal or accreted value. The Company's public debt consists of its 12% and 10 5/8% Senior Notes and its 10 3/4% and 9.95% Senior Discount Notes that were issued by MetroNet prior to the Strategic Business Combination (the "MetroNet debt") and its 7.65%, 7.625% and 7.15% Senior Notes that have been issued by the Company since the Strategic Business Combination (the "AT&T Canada debt"). There is a Change of Control under the MetroNet debt if any entity acquires "control" of the Company. However, as a result of the Strategic Business Combination, AT&T Corp. was deemed to have acquired control of the Company and the Company made a change of control offer to all holders of the MetroNet debt in June 1999. Thus, if an entity or entities other than AT&T Corp. acquires "control" of the Company, there will be a further Change of Control under the MetroNet debt. Under the AT&T Canada debt, there will be a Change of Control if there is a sale or transfer of the Voting Shares of the Company that are deposited with the custodian to any entity other than AT&T Corp. or its affiliates as defined therein, and, within 60 days thereafter the rating of the AT&T Canada debt by either Moody's or Standard & Poor's is less than the rating 30 days before the date of the first public announcement of such transfer or sale or, if both ratings were investment grade, one of the ratings is below investment grade, in either case principally because of such transfer or sale. A change of control occurs under the Senior Credit Facility if there is a sale or transfer of the voting shares of the Company that are deposited with the custodian to an entity other than AT&T Corp. or an affiliate thereof or there is a cancellation or redemption of any such deposited shares such that following any such sale or transfer, AT&T Corp. and its affiliates would own less than 50% on a fully diluted basis of the total voting power of all of the voting shares of the Company and there is a rating downgrade. If a Change of Control were to occur under the above mentioned debt agreements, there can be no assurance that the Company would have sufficient financial resources to purchase the Metronet debt and/or the AT&T Canada debt, and repay amounts drawn under the Senior Credit Facility.


The Company is not in a position at this time to determine the business strategy of AT&T Corp. and/or a third party following such acquisition or auction and the effect that any such transaction or the results therefrom would have on the Company's business plan, capital spending program, and the funding of its operating and working capital requirements. There is uncertainty about what will occur on or before June 30, 2003 relating to the transactions that may arise as a result of the Strategic Business Combination, whether or not the Company will be required, as a result of such events, to repurchase its debt obligations and how it will finance its operations following any Change in Control.


On March 14, 2002, the Company announced that it had appointed a committee of its board of directors to work with management to address complex issues facing the Company in the foreseeable future. Such issues include a significant regulatory decision expected to be released on or before May 31, 2002, which could have a significant impact on the future of sustainable competition in telecommunications in Canada, as further described in note 23(a) of the 2001 consolidated financial statements; the effect of AT&T Corp. satisfying its obligations under the Deposit Receipt Agreement; and the impact of these events on the operating and financial circumstances of the Company. In addition, the committee appointed independent financial advisors to evaluate various scenarios regarding the issues, opportunities and alternatives for the Company.


On March 15, 2002, a group of more than 20 investors holding more than U.S. $1 billion of the Company's Senior Notes announced that they have organized as an "ad hoc committee" to express their concerns about the Company's business operations and financial prospects.

(B)    REGULATORY ENVIRONMENT

In previous submissions and in its recent proposals to the CRTC during the Price Cap proceeding, initiated to review the framework for local competition, the Company has stated its position that the existing regulatory framework is out of balance and favours the incumbent providers at the expense of competitive providers. A decision by the CRTC on the price cap proceeding is expected on or before May 31, 2002. Should this and the future decisions of the CRTC fail to recognize and remedy the existing imbalance, the sustainability of competition and the benefits of competition could be threatened. There is no assurance that the CRTC will accept the Company's proposals and the Company cannot predict the ultimate impact that the CRTC's decision and any future decisions will have. As stated during the course of the proceeding, should the CRTC not take this opportunity to establish a framework for effective competition in the local business telecommunications market and thereby reduce the Company's costs, the Company will need to re-evaluate its plans and growth assumptions in this and related telecommunications markets.


(C)    COMPETITION

The Company faces, and expects to continue to face, intense competition in all of its markets for its existing and planned services from, among others, the incumbent local exchange carriers, new entrants in the competitive local exchange business, competitive long distance providers, Internet service providers and Centrex resellers.


(D)    TECHNOLOGY CHANGES

The telecommunications industry is subject to rapid and significant changes in technology with related changes in customer demands, including the need for new products and services at competitive prices. The Company's success will be impacted by its ability to anticipate, invest in and implement new technologies with the levels of service and prices that customers demand. Although the Company invests in what it currently views as the "best technology" available, there can be no assurance that the Company's technologies will satisfy future requirements of customers and that the Company will not have to make additional capital investments to upgrade or replace its existing technology.

SIGNIFICANT ACCOUNTING ESTIMATES


On an on-going basis, the Company evaluates its estimates, including those related to customer receivables, allowance for doubtful accounts, income taxes, restructuring, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.


The preparation of the consolidated financial statements, in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses. Actual results could differ from those estimates.



RECENT PRONOUNCEMENTS


BUSINESS COMBINATIONS, AND GOODWILL AND OTHER INTANGIBLE ASSETS


Effective January 1, 2002, the Company adopted the Canadian Institute of Chartered Accountants Handbook Section ("HB") 1581 "Business Combinations", and HB 3062 "Goodwill and Other Intangible Assets". The new sections are substantially consistent with equivalent U.S. pronouncements, SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets", issued by the Financial Accounting Standards Board ("FASB") in July 2001.


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


Adoption of HB 1581 did not affect the result of operations as the Company currently accounts for all business combinations under the purchase method. As of the date of adoption of HB 3062, the Company has unamortized goodwill in the amount of $1,639.1 million and unamortized intangible assets in the amount of $14.8 million, all of which will be subject to the transition provisions of HB 3062. Amortization expense related to goodwill was $25.9 million and $110 million for the quarter ended March 31, 2001 and year ended December 31, 2001, respectively. The Company is in the process of assessing the impact of adoption and it is expected that a significant portion of its goodwill will be impaired under the new accounting standards. Because of the extensive effort needed to comply with adopting HB 3062, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report.

See additional discussion in Note 1(f)(v) to the 2001 consolidated financial statements and Note 1(a) to the 2002 consolidated condensed financial statements.


FOREIGN CURRENCY TRANSLATION AND HEDGING RELATIONSHIPS


Effective January 1, 2002, the Company adopted the amendment to HB 1650 "Foreign Currency Translation", which is to be applied by companies for fiscal years beginning on or after January 1, 2002. The revised HB requires the immediate recognition in income of unrealized currency exchange gains and losses on long-term monetary items with a fixed or ascertainable life as opposed to unrealized gains and losses being deferred and amortized over the remaining term of the long-term monetary items. At December 31, 2001, the Company had approximately $12.3 million of unamortized foreign exchange losses that were affected by this change. Upon adoption, deferred foreign exchange has been reduced by this amount, with a corresponding increase in opening deficit as of January 1, 2002. HB 1650 also requires restatement of prior periods. There was no impact on the three months ended March 31, 2001.


Effective January 1, 2003, the Company will adopt the new Accounting Guideline, AcG-13, "Hedging Relationships," which requires that in order to apply hedge accounting, all hedging relationships must be identified, designated, documented and effective, where hedging relationships do not meet these requirements hedge accounting must be discontinued. The Company is currently evaluating the impact of adoption of AcG-13 and has not yet determined the effect of adoption on its results of operations or financial condition.


See additional discussion in Note 1(h) to the 2001 consolidated financial statements and Note 1(b) to the 2002 consolidated condensed financial statements.


STOCK-BASED COMPENSATION


Effective January 1, 2002, the Company adopted the new HB 3870 "Stock-based Compensation and Other Stock-based Payments", which establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The Company has evaluated the impact of adoption of HB 3870 and has determined that adoption did not have an effect on its results of operations or financial condition.


See additional discussion in Note 1(i)(iv) to the 2001 consolidated financial statements and Note 1(c) to the 2002 consolidated condensed financial statements.



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

(d)      none


Item 5.  Other Information


         None

Item 6.  Exhibits and Reports on Form 6-K

         (a)    Exhibits
                           None

         (b)    Reports on Form 6-K

                i) On February 8, 2002, the Company filed a Report on Form 6-K for the month of February 2002 with the Commission regarding the Company's fourth quarter 2001 Financial Results Press Release. This Report on 6-K included the Company's (a) condensed consolidated statement of operations for the three months December 31, 2000 and 2001 and the twelve months ended December 31, 2000 and 2001;
                      (b) condensed consolidated balance sheets as at December 31, 2000 and 2001; (c) selected quarterly statistical data for the three months ended September 30, 2001, and December 31, 2000 and 2001.

                ii) On February 21, 2002, the Company filed a Report on Form 6-K for the month of February 2002 with the Commission regarding the Company's repurchase of all of the outstanding accounts receivable sold pursuant to its securitization program.

                iii) On March 15, 2002, the Company filed a Report on Form 6-K for the month of March 2002 with the Commission regarding the Company's appointment of a committee of its board of directors to work with management to address issues facing the Company in the foreseeable future.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AT&T CANADA INC.


Date: May 13, 2002        /s/ David Lazzarato
                          ----------------------------------------------------
                          David Lazzarato
                          Executive Vice President and Chief Financial Officer
                          (For the Registrant and Principal Financial Officer)